Form 10-K
period 1993-12-31
SOUTHWESTERN ELECTRIC POWER CO
filed 1994-03-30
CIK 92487

____________________________________________________________
____________________________________________________________

                           FORM 10-K

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

     [x} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

           For the fiscal year ended December 31, 1993

                              OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from _________________ to
                        _________________

                  COMMISSION FILE NUMBER 1-3146


               SOUTHWESTERN ELECTRIC POWER COMPANY
       (Exact name of registrant as specified in its charter)

     DELAWARE                                         72-0323455
(State or other jurisdiction of                    (IRS Employer
 incorporation or organization)                   Identification No.)

       428 Travis Street, Shreveport, Louisiana 71156-0001
   (Address of principal executive offices, including zip code)

  Registrant's telephone number, including area code:  318/222-2141


     Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
Title of each class                                 on which registered
      None                                                 None

      Securities registered pursuant to Section 12(g) of the Act:

            Cumulative Preferred Stock, $100 Par Value
                        (Title of Class)

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of
the Securities Exchange Act of 1934 during the preceding 12
months and (2) has been subject to such filing requirements
for the past 90 days.  Yes    X    No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Number of shares of Common Stock outstanding at December 31, 1993:  7,536,640

               (None of such shares are held by non-affiliates.)

____________________________________________________________
____________________________________________________________

                                                                  Page

DEFINITIONS                                                        3

PART I

ITEM  1.  BUSINESS                                                 4
          GENERAL                                                  4
          REGULATION AND RATES                                     5
          OPERATIONS                                               6
          OPERATING STATISTICS                                     8
          CONSTRUCTION AND FINANCING                               9
          FUEL SUPPLY                                              9
          ENVIRONMENTAL MATTERS                                   10

ITEM   2. PROPERTIES                                              13

ITEM   3. LEGAL PROCEEDINGS                                       14

ITEM   4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     14

PART II

ITEM   5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS                                     14

ITEM   6. SELECTED FINANCIAL DATA                                 15

ITEM   7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                     15

ITEM   8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA             20

ITEM   9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE                     34

PART III

ITEM  10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT      37

ITEM  11. EXECUTIVE COMPENSATION                                  40

ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT                                          44

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS          44

PART IV

ITEM  14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K                                             45

                           DEFINITIONS

The following abbreviations or acronyms used in this text are defined below:

Abbreviation or
Acronym              Definition

ADPCE                Arkansas Department of Pollution Control and Ecology
AECC                 Arkansas Electric Cooperative Corporation
AFUDC                Allowance for funds used during construction
AMAX                 AMAX Coal Company
Arkansas Commission  Arkansas Public Service Commission
BREMCO               Bossier Rural Electric Membership Corporation
Btu                  British thermal unit
Cajun                Cajun Electric Power Cooperative, Inc.
CEO                  Chief Executive Officer
CERCLA               Comprehensive Environment Response, Compensation
                       and Liability Act of 1980
CLECO                Central Louisiana Electric Company
Company              Southwestern Electric Power Company, Shreveport, Louisiana
COO                  Chief Operating Officer
CPL                  Central Power and Light Company, Corpus Christi, Texas
CSW                  Central and South West Corporation, Dallas, Texas
CSW System           CSW and its subsidiaries
DELHI                Delhi Gas Pipeline Corporation
District Court       State District Courts of Travis County, Texas
Electric Operating
   Companies         CPL, PSO, WTU and the Company
Energy Policy Act    National Energy Policy Act of 1992
EPA                  United States Environmental Protection Agency
ERISA                Employee Retirement Income Security Act of 1974, as amended
FERC                 Federal Energy Regulatory Commission
HLP                  Houston Lighting & Power Company
Holding Company Act  Public Utility Holding Company Act of 1935, as amended
HVDC                 High-voltage direct-current
IBEW                 The International Brotherhood of Electrical Workers
Kw                   Kilowatt (1,000 watts)
Kwh                  Kilowatt-hour
LDEQ                 Louisiana Department of Environmental Quality
Louisiana Commission Louisiana Public Service Commission
Mcf                  1,000 cubic feet
MGP                  Manufactured gas plant
MW                   Megawatt (1 million watts)
Named Executive
   Officers          The CEO and the four other most highly compensated
                     executive officers of the Company
NTEC                 Northeast Texas Electric Cooperative, Inc.
Oklahoma Commission  Corporation Commission of the State of Oklahoma
PCB                  Polychlorinated biphenyl
PRP                  Potentially responsible party
PSO                  Public Service Company of Oklahoma, Tulsa, Oklahoma
Rayburn Country      Rayburn Country Electric Cooperative, Inc.
RCRA                 Resource Conservation and Recovery Act of 1976, as amended
SAR                  Stock Appreciation Right
SEC                  Securities and Exchange Commission
SO2                  Sulfur Dioxide
Texas Commission     Public Utility Commission of Texas
Tex-La               Tex-La Electric Cooperative of Texas, Inc.
TNRCC                Texas Natural Resource Conservation Commission
TIEC                 Texas Industrial Energy Consumers
WTU                  West Texas Utilities Company, Abilene, Texas

                             PART I

ITEM 1.  BUSINESS
                             GENERAL

     The Company. The Company, a Delaware corporation, is a public utility engaged in generating, purchasing, transmitting, distributing and selling electricity in portions of northeastern Texas, northwestern Louisiana and western Arkansas. It is a wholly owned subsidiary of CSW, a registered holding company under the Holding Company Act.

     At December 31, 1993, the Company supplied electric service to approximately 396,000 retail customers in a 25,000 square mile area with an estimated population of 899,000. It supplied at wholesale all or a portion of the electric energy requirements of two municipalities, nine rural electric cooperatives and ten other electric utilities. For the year ended December 31, 1993, the Company derived 45% of its electric operating revenues, exclusive of revenues from sales to other utilities, from customers in Texas, 34% from customers in Louisiana and 21% from customers in Arkansas. The three largest metropolitan areas served by the Company are the metropolitan areas which include the adjoining cities of Shreveport and Bossier City, Louisiana; Texarkana, Arkansas and Texas; and the city of Longview, Texas, which have estimated populations of 278,000, 62,000 and 79,000, respectively. The Company owns certain transmission facilities in Oklahoma but serves no customers there.

     During 1993, Southwestern Electric Power Company completed its purchase of Bossier Rural Electric Membership
Corporation (BREMCO), which was adjacent to the Company's southern division in Louisiana. BREMCO customers' cost of electricity declined from 9.7 cents to the Company's 6.7 cents per kilowatt-hour.

     The Company's service territory is industrially diversified with the chemical processing and petroleum refining industries accounting for 22.9% of the Company's industrial revenue during 1993. The oil and gas extraction industry remains a significant sector in the economy and contributed 11.3% of the Company's industrial revenue during the year. The primary metals and paper processing industries add balance to the Company's industrial base.

     Competition. The Company generally has the exclusive right to sell electric power at retail within its service area. The Company competes in its service area, however, with suppliers of alternative forms of energy, such as natural gas, fuel oil and coal, some of which may be cheaper than electricity. The Company believes that its rates, the quality and reliability of its service and the relatively inelastic demand for electricity for certain end uses places it in a favorable competitive position in current retail markets.

     Wholesale energy markets, including the market for wholesale electric power, are extremely competitive, even more so after enactment of the Energy Policy Act. See
"National Energy Policy Act of 1992," below. The Company competes with other public utilities, cogenerators and qualified facilities in other forms, exempt wholesale generators and others for sales of electric power at wholesale.

     Many competitive forces currently are at work in the electric utility industry. Various legislative and regulatory bodies are considering many issues, including the extent of any deregulation of the electric utility industry or of any access to an electric utility's transmission system to make retail sales of power, the pricing of transmission service on an electric utility's transmission system, and the role of utilities, independents and competitive bidding in the construction and operation of new generation capacity. The Company is unable to predict the ultimate outcome or impact of these issues or the impact of further changes in the electric utility industry on the Company. To the extent that consumers of electric power approach electric power as a fungible commodity and are accorded more choices in the future for their power supplies, the principal factor determining success in retail and wholesale markets probably would be price, and to a lesser extent, reliability, availability of capacity, and customer service. Compared to other electric utilities on a national and a regional scale, the Company believes it is a relatively low-cost producer of electric power. Moreover, the Company is taking steps to enhance its marketing and customer service, reduce costs, and improve and standardize business practices in line with the best practices in the CSW System, in order to position itself for increased competition in the future. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, for a discussion of the restructuring of the CSW System and certain industry and other challenges.

                     REGULATION AND RATES

     Regulation. The Company, as a subsidiary of CSW, is subject to the jurisdiction of the SEC under the Holding
Company Act with respect to the issuance, acquisition and sale of securities, acquisition and sale of certain assets or any interest in any business, including certain aspects of fuel exploration and development programs, accounting practices and other matters. The Company is itself a holding company by virtue of its 32% ownership of The
Arklahoma Corporation, a corporation owned with Arkansas
Power and Light Company and Oklahoma Gas and Electric
Company. The Arklahoma Corporation owns and maintains a transmission line running from Boudinot, Oklahoma to Lake
Catherine, Arkansas.

     The FERC has jurisdiction under the Federal Power Act over certain of the Company's electric utility facilities and operations, wholesale rates, and in certain other matters.

     National Energy Policy Act of 1992. The Energy Policy Act, adopted in October 1992, significantly changed U. S. energy policy, including that governing the electric utility industry. The Energy Policy Act allows the FERC, on a case-by-case basis and with certain restrictions, to order wholesale transmission access and to order electric utilities to enlarge their transmission systems. The Energy Policy Act does, however, prohibit FERC-ordered retail wheeling, including "sham" wholesale transactions. Further, under the Energy Policy Act a FERC transmission order requiring a transmitting utility to provide wholesale transmission services must include provisions generally that permit the utility to recover from the FERC applicant all of the costs incurred in connection with the transmission services, any enlargement of the transmission system and associated services.

     In addition, the Energy Policy Act revised the Holding Company Act to permit utilities, including registered holding companies, and non-utilities to form "exempt wholesale generators" without the principal restrictions of the Holding Company Act. Under prior law, independent power producers were generally required to adopt inefficient and complex ownership structures to avoid pervasive regulation under the Holding Company Act. Management believes that this Act will make wholesale markets more competitive. However, the Company is unable to predict the extent to which the Energy Policy Act will affect its operations.

     Rates. The Company is subject to the jurisdiction in Arkansas of the Arkansas Commission as to rates, accounts, standards of service, sale or acquisition of certain utility property and issuance of securities secured by liens on property located in that state. In Louisiana, the Company is subject to the jurisdiction of the Louisiana Commission as to rates, accounts and standards of service, but not as to the issuance of securities. In Oklahoma, it is subject to the jurisdiction of the Oklahoma Commission only as to the issuance of evidences of indebtedness secured by liens on property located in that state. In Texas, the Texas Commission has jurisdiction with respect to accounts, certification of utility service territories, sale or acquisition of certain utility property, mergers and certain other matters. The Texas Commission has original jurisdiction over retail rates in the unincorporated areas of Texas. The governing bodies of incorporated municipalities in Texas have such jurisdiction over rates within their incorporated limits. Municipalities may elect, and some have elected, to surrender this jurisdiction to the Texas Commission. The Texas Commission has appellate jurisdiction over rates set by incorporated municipalities. Neither the Texas Commission nor the governing bodies of incorporated municipalities have such jurisdiction over the issuance of securities.

     The Company's retail rates currently in effect in Louisiana are adjusted based on the Company's cost of fuel in accordance with a fuel-cost adjustment which is applied to each billing month based on the second previous month's average cost of fuel. Provision for any over- or under-recovery of fuel costs is allowed under an automatic fuel clause. Under the Company's fuel adjustment rider currently in effect in Arkansas, the fuel cost adjustment is applied for each billing month on a basis which permits the Company to recover the level of fuel cost experienced two months earlier.

     Electric utilities in Texas are not allowed to make automatic adjustments to recover changes in fuel costs from retail customers. A utility is allowed to recover its known or reasonably predictable fuel costs through a fixed fuel factor. The Texas Commission established procedures which became effective on May 1, 1993, subject to certain transition rules, whereby each utility under its jurisdiction may petition to revise its fuel factors every six months according to a specified schedule. Fuel factors may also be revised in the case of emergencies or in a general rate proceeding. Under the revised procedures a utility will remain subject to the prior rules until after its first fuel reconciliation, or in some instances a general rate proceeding including a fuel reconciliation, subject to the new rules. Management does not believe that the new rules substantially change the manner in which the Company will recover retail fuel costs in Texas. Fuel factors are in the nature of temporary rates and the utility's collection of revenues by such is subject to adjustments at the time of a fuel reconciliation proceeding. At the utility's semi-annual adjustment date, a utility must petition the Texas Commission for a surcharge or to make a refund when it has materially over- or under-collected its fuel costs and projects that it will continue to materially over- or under-collect. Material over- or under-collections including interest are defined as four percent of the most recent Texas Commission adopted annual estimated fuel cost for the utility, which is approximately $5.2 million for the Company. A utility does not have to revise its fuel factor when requesting a surcharge or refund. An interim emergency fuel factor order must be issued by the Texas Commission within 30 days after such petition is filed by the utility. Final reconciliation of fuel costs are made through a reconciliation proceeding, which may contain a maximum of three years and a minimum of one year of reconcilable data, and must be filed with the Texas Commission no later than six months after the end of the period to be reconciled. In addition, a utility must include a reconciliation of fuel costs in any general rate proceeding regardless of the time since its last fuel reconciliation proceeding. Any fuel costs which are determined unreasonably incurred in a reconciliation proceeding must be refunded to customers.

     The Company has agreements, which have been approved by the FERC, with all of its wholesale customers under which rates are based upon an agreed cost of service formula. These rates are adjusted periodically to reflect the actual cost of providing service. All of the Company's contracts with its wholesale customers contain FERC approved fuel-adjustment provisions that permit it to pass actual fuel costs through to its customers.

     In the event that the Company does not recover all of its fuel costs under the above procedures, such event could have an adverse impact on its results of operations.

     See ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY
DATA, Note 9, Litigation and Regulatory Proceedings, for further information with respect to fuel recovery.

                         OPERATIONS

     Peak Loads and System Capabilities. The following table sets forth for the last three years the net system capability of the Company (including the net amounts of contracted purchases and contracted sales) at the time of peak demand, the maximum coincident system demand on a one-hour integrated basis (exclusive of sales to other electric utilities) and the respective amounts and percentages of peak demand generated by the Company and net purchases and sales:

                                Percent
        Net System  Maximum     Increase
        Capability  Coincident (Decrease)                       Net Purchases
        at Time of   System     In Peak       Generation at     (Sales) at
          Peak      Demand(1)    Demand       Time of Peak      Time of Peak
                               Over Prior
Year       MW          MW        Period       MW       %        MW        %

1993      4,436      3,651        12.8       3,559    97.5      92       2.5
1992      3,959      3,237         1.2       3,292   101.7     (55)     (1.7)
1991      4,094      3,200        (1.6)      3,008    94.0     192       6.0

(1) Maximum system demand occurred on August 18, August 10, and August 5, in the years 1993, 1992 and 1991, respectively.

     The Company exchanges power on an emergency or economy basis with various neighboring systems and engages in economy interchanges with the other Electric Operating Companies in the CSW System. In addition, it has contracts with certain systems for the purchase and sale of power on a system basis. As part of the negotiations to acquire BREMCO, the Company entered into a long-term purchased power contract with Cajun, BREMCO's previous full-requirements wholesale supplier. The contract covers the purchase of energy at a fixed price for 1993 and 1994, and the purchase of capacity and energy in subsequent years. The Company is a member of the Southwest Power Pool and the Western Systems Power Pool.

     The Company furnishes energy at wholesale to two municipalities and also supplies electric energy at wholesale to seven electric cooperatives operating in its territory through NTEC, Tex-LA and Rayburn Country. The
Company also sells power to AECC and Cajun on an as-available basis.

     The CSW System operates on an interstate basis to facilitate exchanges of power. PSO and WTU are interconnected through the 200,000 Kw North HVDC Tie. In August 1992, the Company entered into an agreement with CPL, HLP and Texas Utilities Electric Company to construct and operate an East Texas HVDC transmission interconnection which will facilitate exchanges of power for the CSW System. The Company has a 25% ownership interest in the project. This interconnection will consist of a back-to-back HVDC converter station and 16 miles of 345 kilovolt transmission line connecting transmission substations at the Company's Welsh Power Plant and Texas Utilities Electric Company's Monticello Power Plant. In March, 1993, an application for a Certificate of Convenience and Necessity for the transmission interconnection was approved by the Texas Commission. This 600,000 Kw project is scheduled to be completed in 1995.

     Seasonality. Sales of electricity by the Company tend to increase during warmer summer months and, to a lesser extent, cooler winter months, because of higher demand for cooling and heating power.

     Employees. At December 31, 1993, the Company had 2,033 employees. Of such employees, approximately 800 are covered under a collective bargaining agreement with IBEW. CSW has announced an early retirement program to be implemented throughout the CSW System in 1994. The early retirement program was offered to 181 eligible employees of the Company and 726 employees on a systemwide basis of which approximately 78% of the eligible employees of the Company and 85% of the total systemwide eligible employees elected the early retirement program. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Restructuring, for a discussion of the recently announced restructuring of the CSW System and associated early retirement program and work force reduction.

SOUTHWESTERN ELECTRIC POWER COMPANY

                          OPERATING STATISTICS

                                             Year Ended December 31

                                         1993         1992         1991

KILOWATT-HOUR SALES (MILLIONS):
     Residential                        4,114        3,702        3,841
     Commercial                         3,249        3,039        3,056
     Industrial                         6,122        5,862        5,779
     Other Retail                         390          373          370
                                       ------       ------       ------
     Sales to retail customers         13,875       12,976       13,046
     Sales for resale                   4,508        3,854        3,195
                                       ------       ------       ------
     Total                             18,383       16,830       16,241
                                       ======       ======       ======
NUMBER OF ELECTRIC CUSTOMERS AT END
    OF PERIOD:
     Residential                      340,379      325,301      321,248
     Commercial                        46,728       45,185       44,573
     Industrial                         5,809        5,687        5,657
     Other                              2,605        2,636        2,641
                                      -------      -------      -------
     Total                            395,521      378,809      374,119
                                      =======      =======      =======

RESIDENTIAL SALES AVERAGES:
     Kwh per customer                  12,357       11,445       12,005
     Revenue per customer                $822         $770         $791
     Revenue per Kwh (cents)             6.65         6.73         6.59

REVENUES PER KWH ON TOTAL SALES
(cents)                                  4.60         4.62         4.68


FUEL COST DATA:
     Average Btu per net Kwh           10,582       10,717       10,797
     Cost per million Btu               $1.94        $1.93        $1.87
     Cost per Kwh generated (cents)      2.05         2.07         2.02
     Cost as a percentage of revenue     42.5         43.0         42.4


                        CONSTRUCTION AND FINANCING

     Construction. The estimated total capital expenditures (including AFUDC) for the years 1994-1996 are as follows:



                              1994      1995      1996    Total
                                          (Millions)

Production                    $  8      $ 14      $ 12    $ 34
Transmission                    43        33        38     114
Distribution                    39        41        43     123
Other                           35        43        34     112
                              ----      ----      ----    ----
     Total                    $125      $131      $127    $383
                              ====      ====      ====    ====

     Information in the foregoing table is subject to change due to numerous factors, including the rate of load growth, escalation of construction costs, changes in lead times in manufacturing, inflation, the availability and pricing of alternatives to construction or environmental regulation, delays from regulatory hearings, the adequacy of rate relief and the availability of necessary external capital. Changes in these and other factors could cause the Company to defer or accelerate construction or to sell or buy more power, which would affect its cash position, revenues and income to an extent that cannot now be reliably predicted. See ITEM
7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Construction Program, for additional information relating to construction.

     The Company continues to study alternatives to reduce or meet future increases in customer demand, including without limitation demand-side management programs, new and efficient electric technologies, various architectures for new and existing generation facilities, and methods to reduce transmission and distribution losses.

     The CSW System facilities plan currently indicates that the Company will not require additional substantial additions to its generating capacity until the year 2002 or beyond.

     Financing.  See ITEM 7.  MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -
Financing and Capital Resources, for information relating to financing and capital resources.

                            FUEL SUPPLY

     General. The Company's present electric generating plants showing the type of fuel used are set forth under
ITEM 2.  PROPERTIES.

     During 1993, approximately 55% of Kwh generation was from coal, 29% from lignite and 16% from gas. Coal and lignite requirements were 10.3 million tons and natural gas consumption was 29.7 million Mcf.

     Coal and Lignite. The long-term fuel supply for the Company's Welsh plant and its 50 percent-owned Flint Creek plant is provided under a contract with AMAX. The new contract, executed in December 1993, replaces a prior contract between the parties as part of a settlement of litigation concerning the prior contract. The settlement is expected to result in lower fuel costs now and in the future to the Welsh and Flint Creek plants. Approximately 86 percent of the total 1993 Flint Creek coal requirements and 100 percent of the total 1993 Welsh coal requirements were supplied under the AMAX contracts with the balance purchased on the spot market.

     Coal under the AMAX contract is mined near Gillette, Wyoming, a distance of about 1,500 and 1,100 miles, respectively, from the Welsh and Flint Creek plants. This coal is delivered to the plants under a rail carrier contract with the Company. The Company owns or leases sufficient cars and spares for operation of twelve unit trains. At December 31, 1993, the Company had coal inventories of 922,000 tons at Welsh and 365,000 tons at Flint Creek.

     The Company has acquired lignite leases covering an aggregate of about 27,000 acres near the Pirkey plant.
Sabine Mining Company is the contract miner of these reserves. At December 31, 1993, 308,000 tons of lignite were in inventory at the plant.

     Another 25,000 acres are jointly leased in equal portions by the Company and CLECO in the Dolet Hills area of Louisiana near the Dolet Hills Power Plant. The Dolet Hills Mining Venture is the contract miner of these reserves. At December 31, 1993, the Company had 150,000 tons of lignite in inventory at the plant.

     In the Company's opinion, the acreage under lease in these areas contains sufficient reserves to cover the anticipated lignite requirements for the estimated useful lives of the lignite-fired plants.

     Natural Gas. In 1993, the Company purchased approximately 87% of its gas requirements pursuant to spot purchase contracts with no take-or-pay obligations. The remainder of the Company's 1993 gas requirements, approximately 13%, came from a long-term take-or-pay contract which was terminated in January 1994. The Company plans to continue to enter into short-term contracts with various suppliers to provide gas for peaking purposes.

     Governmental Regulation. The price and availability of each of the foregoing fuel types are significantly affected by governmental regulation. Any inability in the future to obtain adequate fuel supplies, or adoption of additional regulatory measures restricting the use of such fuels for the generation of electricity, might affect the Company's ability to meet economically the needs of its customers and could require it to supplement or replace, prior to normal retirement, existing generating capability with units using other fuels. This would be impossible to accomplish quickly, would require substantial expenditures for construction and could have a significant adverse effect on the Company's financial position and results of operations.

     Fuel Costs. Additional fuel cost data for the Company appears under "OPERATING STATISTICS." For 1993, total average cost of fuel per million Btu was $1.94. Average costs per million Btu by major fuel type were $2.03 for coal, $1.27 for lignite and $2.89 for natural gas. Fuel costs often fluctuate due to various factors and, as a result, the Company is unable to precisely predict the future cost of fuel.

                         ENVIRONMENTAL MATTERS

     The Company is subject to regulation with respect to air and water quality and solid waste standards, along with other environmental matters, by various federal, state and local authorities. These authorities have continuing jurisdiction in most cases to require modifications in the Company's facilities and operations. Changes in environmental statutes and regulations could require substantial additional expenditures to modify the Company's facilities and operations and could have a significant adverse effect on the Company's results of operations.
Violations of environmental statutes or regulations can result in fines and other costs.

     Air Quality. Air quality standards and emission limitations are subject to the jurisdiction of the ADPCE in Arkansas, the LDEQ in Louisiana and the TNRCC in Texas, with oversight by the EPA. In accordance with regulations of the ADPCE, LDEQ and TNRCC, permits are required for all generating units on which construction is commenced or which are substantially modified after the effective date of the applicable regulations. The EPA has approved and may enforce the air quality standards and limitations adopted by the ADPCE, LDEQ and TNRCC and has adopted ambient air quality standards applicable nationally, as well as new source performance standards for all new or substantially modified generating units. The Company has not received notice from any federal or state government agency alleging that it currently is subject to an enforcement action for a material violation of existing federal or state air quality and emission regulations.

     In November 1990, the United States Congress passed the Clean Air Act Amendments of 1990, which place restrictions on the emission of sulfur dioxide (SO2) and nitrogen oxides from gas, coal and lignite fired generating plants. Under the Clean Air Act Amendment, beginning in the year 2000, the Company will be required to hold allowances in order to emit SO2. The right to emit SO2 from existing generating plants has been established on historical operating conditions. These rights will be controlled through an allowance program. The Company, based on the CSW System facilities plan, believes its allowances are adequate to meet its needs at least through 2008. Public and private markets are developing for trading of excess allowances. The Company is not currently engaging in sales or purchases of allowances, but may seek to do so in the future if market conditions warrant.

     The facilities plan presently includes projected coal and lignite fired generating plants for which the Company has invested approximately $37.7 million in prior years for plant sites, engineering studies and lignite reserves. During 1993, the Company abandoned certain lignite leases with a value of $4.2 million. As conditions change, the Company will continue to evaluate its plans for these plants as well as the probability of recovery of these investments, and adjust the balance of the investment appropriately. In accordance with Clean Air Act requirements, the Company anticipates spending $5 million for continuous emissions monitoring equipment through 1995.

     Water Quality. The ADPCE, the LDEQ and the TNRCC in their respective states, and the EPA generally, have jurisdiction over all waste water discharges into state waters. These authorities have jurisdiction for establishing water quality standards and issuing waste control permits covering discharges which might affect the quality of state waters. The EPA has jurisdiction over "point source" discharges through the National Pollutant Discharge Elimination System provisions of the Clean Water Act. The Company has not received notice from any federal or state government agency alleging that it currently is subject to an enforcement action for a material violation of existing federal or state wastewater discharge regulations.

     Solid Waste Disposal. The RCRA and the Arkansas, Louisiana and Texas solid waste rules provide for comprehensive control of all solid wastes from generation to final disposal. The ADPCE, LDEQ and TNRCC have received authorization from the EPA to administer the RCRA solid waste control program for their respective states. The Company has not received notice from any federal or state government agency alleging that it currently is subject to an enforcement action for a material violation of existing federal or state solid waste regulations.

     CERCLA and Related Matters. Under CERCLA, owners or operators of contaminated sites and transporters and/or generators of hazardous substances can be held liable for the cleanup of hazardous substance disposal sites. Similar liabilities for hazardous substance disposal can arise under applicable state law. The Company, like other electric utilities, incurs significant costs for the handling, transportation, storage and disposal of hazardous, toxic and non-hazardous waste materials. Unit costs for waste classified as hazardous or toxic exceed by a substantial margin unit costs for waste classified as non-hazardous.

     The Company produces combustion and other generation by-products, such as sludge, ash and slag. The Company owns distribution poles treated with creosote or related substances. The EPA currently exempts coal combustion by-products from regulation as hazardous wastes. Distribution poles treated with creosote or similar substances are not expected to exhibit characteristics that would cause them to be hazardous waste. In connection with its operations, the Company also has used asbestos, PCBs and other materials classified as hazardous or toxic waste. If additional by-products or other materials generated or used by the Company were reclassified as hazardous or toxic wastes, or other new laws or regulations concerning hazardous or toxic wastes or other materials were put in effect, the Company's disposal and remedial costs could increase materially. In 1993, the EPA made an administrative determination that coal combustion by-products are non-hazardous. The EPA is expected in the near-term to issue new regulations stating whether certain other non-combustion by-products will be classified as hazardous waste.

     In late 1987, the Company signed an administrative order with the EPA in coordination with several other companies, for removal of PCB articles and materials stored at the now defunct EPA-permitted Rose Chemical PCB disposal site in Missouri. EPA issued an administrative order for site remediation in 1992 and the Company, along with the other parties, is complying with the order. The Company's share of cleaning up the Rose Chemical site is not expected to have a material adverse effect on the Company's results of operations.

     The Company was named as a PRP at the B&B Salvage site. This site, located in Missouri, received scrap metal from the Rose Chemical firm. This site has been remediated and the Company has settled its liability with other PRPs. The settlement did not have a material adverse effect on the Company's results of operations.

     See ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY
DATA, Note 10, Commitments and Contingent Liabilities, for information with respect to former MGP sites for which the Company has potential liability for clean up costs.

     From time to time the Company is made aware of various other environmental issues or is a party to various other legal claims, actions, complaints and other proceedings related to environmental matters. Management does not expect disposition of any such environmental proceedings to have a material adverse effect on the Company's results of operations.

     See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS -
Environmental, for certain other information relating to environmental matters.

ITEM 2.  PROPERTIES.

     Facilities. At December 31, 1993, the Company owned the following electric generating plants (or portions thereof in the cases of the jointly owned plants). See ITEM
1.  FUEL SUPPLY.


                                                       Net Dependable
                                       Type of Fuel      Capability
Plant Name and Location              Primary/Secondary       MW

Arsenal Hill                               gas              113
  Shreveport, Louisiana

Lieberman                                  gas               56
  Mooringsport, Louisiana                  gas/oil (a)      220

Knox Lee                                   gas              157
  Longview, Texas                          gas/oil (a)      344

Lone Star                                  gas/oil           50
  Lone Star, Texas

Wilkes                                     gas/oil (a)      177
  Jefferson, Texas                         gas              702

Welsh                                      coal           1,584
  Cason, Texas

Flint Creek (b)                            coal             240
  Gentry, Arkansas

Henry W. Pirkey (b)                        lignite          559
  Hallsville, Texas

Dolet Hills (b)                            lignite          262
  Mansfield, Louisiana                                    -----

     Total                                                4,464
____________________                                      =====

(a) For extended periods of operation, oil can be used only in combination with gas. Sustained use of oil in facilities primarily designed to burn gas results in increased maintenance expense and a reduction of 5% to 10% in capability.

(b) Data reflects only the Company's portion of plants which are jointly owned with non-affiliated parties.

     All of the generating plants described above are located on land owned by the Company or jointly with the other participants in jointly owned plants. The Company's electric transmission and distribution facilities are for the most part located over or under highways, streets and other public places or property owned by others, for which permits, grants, easements or licenses (which the Company believes to be satisfactory, but without examination of underlying land titles) have been obtained. The principal plants and properties of the Company are subject to the lien of the first mortgage indenture under which the Company's first mortgage bonds are issued.

ITEM 3.  LEGAL PROCEEDINGS.

     See ITEM 1.  REGULATION AND RATES and ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, Note 9,
Litigation and Regulatory Proceedings, for information relating to regulatory proceedings.

     See ITEM 1.  ENVIRONMENTAL MATTERS and ITEM 7.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Other Matters, for information relating to environmental proceedings.

     The Company is party to various other legal claims, actions and complaints arising in the normal course of business. Management does not expect disposition of these matters to have a material adverse effect on the Company's results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

     All of the outstanding shares of Common Stock of the Company are owned by its parent company, CSW.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected financial data for each of the five years ended December 31 are provided to highlight significant trends in the financial condition and results of operations for the Company.




                                          1993 1992 1991 1990 1989
                                         (dollars in thousands)


Electric Operating
  Revenues                $  837,192 $  778,303 $  760,694 $  735,217 $  729,861
Net Income                    81,876     94,883     96,624     89,713     97,217
Preferred Stock Dividends      3,362      3,445      3,465      3,528      3,528
Net Income for Common Stock   78,514     91,438     93,159     86,185     93,689
Total Assets               1,968,285  1,927,320  1,851,108  1,869,340  1,880,100
Common Stock Equity          645,731    647,217    645,780    641,554    640,169
Preferred Stock Subject to
   Mandatory Redemption       36,028     37,228     38,416     36,422     36,095
Preferred Stock Not Subject
   to Mandatory Redemption    16,032     16,032     16,033     14,358     14,309
Long-Term Debt            $  602,065 $  532,860 $  573,626 $  576,095 $  595,988

Ratio of Earnings to Fixed
   Charges (SEC Method)         3.34       3.39       3.51       3.03       3.19

Capitalization Ratios:
   Common Stock Equity         49.7%      52.5%      50.7%      50.6%      49.8%
   Preferred Stock              4.0        4.3        4.3        4.0        3.9
   Long-Term Debt              46.3       43.2       45.0       45.4       46.3

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Reference is made to the Financial Statements and related Notes to Financial Statements and Selected Financial Data. The information contained therein should be read in conjunction with, and is essential in understanding, the following discussion and analysis.

OVERVIEW

     The Company's return on average common stock equity decreased 2.4% in 1993 to 12.0% as compared to 14.4% in 1992. A return to normal temperatures in the Company's service territory contributed to a 6.2% increase in revenues from sales to retail customers. However, significant charges associated with restructuring and the adoption of Statement of Financial Accounting Standard (SFAS) No. 112 more than offset the positive effects of the weather and a change in accounting for unbilled revenues.

RESTRUCTURING

     CSW recently announced a management restructuring and early retirement program designed to consolidate and restructure its operations in order to meet the challenges of the changing electric utility industry and to compete effectively in the years ahead. The underlying goal of the restructuring is to enable the Electric Operating Companies to focus on and be accountable for serving customers.

     The initial phase of the restructuring will involve certain changes at CSWS, the mutual service company that serves the CSW System. CSWS will be realigned into two primary units -- Operation Services and Production Services. Operation Services will provide administrative services that can be performed centrally to benefit the CSW System, including the Company. Production Services will focus on consolidated fuel and generation planning for the Electric Operating Companies as well as certain other activities. Certain aspects of the restructuring may be subject to SEC approval.

     To implement the restructuring program, the CSW System will consolidate and centralize its operation services and production services. The Company, the other Electric Operating Companies and CSW are expected to reduce the size of their work forces and incur costs associated with an early retirement program, severance packages and relocation. The early retirement program has been offered to 181 eligible employees of the Company and 726 employees on a systemwide basis, of which approximately 78% of the eligible employees of the Company and 85% of the total systemwide eligible employees elected the early retirement program. Since the restructuring is not expected to be completed until the end of 1994, it is not possible at this time for the Company to predict the number of its employees who will take the early retirement program, be granted severance packages or be relocated. The Company's share of the total cost of the restructuring was estimated to be $25.2 million before taxes, and was expensed in 1993.

     The Company's share of the severance and relocation costs will be paid from general corporate funds in 1994 and its share of early retirement costs primarily from pension and postretirement benefit plan trusts. Savings from the restructuring are expected to begin in the second half of 1994. By the end of 1995, initial costs should be fully recovered through operations and maintenance cost savings.

     CSW established a Business Improvement Plan in 1991 to identify, analyze and implement the best business practices as part of its efforts to align the CSW System strategically to meet competitive forces. The BIP program will be incorporated as part of the restructuring. Any additional costs to the Company are expected to be offset by future savings from the benefits provided through the implementation of BIP recommendations.

CONSTRUCTION AND CAPITAL EXPENDITURES

     The Company's construction and capital expenditures increased 70% in 1993, 30.3% in 1992, and 20.9% in 1991.
Included in the expenditures for 1993 was approximately $35 million for the acquisition of BREMCO, a rural electric cooperative with service territory adjacent to the Company's service territory in Louisiana. Construction expenditures during the period 1994-1996 are estimated at $383 million. These expenditures will consist primarily of expansion and improvements to transmission and distribution facilities. The construction program will continue to be reviewed and adjusted for changes affecting the Company's service area.

FINANCING AND CAPITAL RESOURCES

     Internal Generation. Internal sources of funds, consisting of cash flows from operating activities less dividends paid, have provided $148.7 million, $75.4 million, and $104.8 million during 1993, 1992, and 1991. These amounts represented 85%, 78%, and 142% of the total construction expenditures during these periods.

     Sale of Accounts Receivable. The Company sells its billed and unbilled accounts receivable to CSW Credit, Inc., a wholly owned subsidiary of CSW. These sales provide the Company with cash immediately and reduce working capital and revenue requirements. The monthly average and year end amounts of accounts receivable sold were $64.4 million and $57.1 million in 1993 as compared to $59.4 million and $54.2 million in 1992.

     Short-Term Financing. The Company traditionally uses short-term debt for interim financing until a marketable amount can be refinanced with first mortgage bonds or preferred stock. The Company, together with other members of the CSW System, has established a System money pool to coordinate short-term borrowings and to make borrowings outside the money pool through the issuance of commercial paper and from bank borrowings. These borrowings are unsecured demand obligations at rates approximating the CSW System's commercial paper borrowing costs. The maximum and minimum amounts of borrowings outstanding at month end during 1993 were $53.5 million and zero, and the average amount of borrowings outstanding during the year was $10 million. The weighted average interest rate paid during the year was 3.2%. The maximum borrowing limit through the System money pool authorized by the SEC is $150 million.

     Long-Term Financing. Long-term financing by the Company involves the sale of first mortgage bonds and preferred stock and the receipt of capital contributions from its parent company or other financing alternatives. The goal of the Company is to maintain a strong capital structure. At December 31, 1993, the capitalization ratios were 50% common stock equity, 4% preferred stock, and 46% long-term debt. External financing will be required in the 1994-1996 time period; however, the timing, nature and extent thereof have not been determined. External financings will be made with capital structure goals and cost of funds in mind.

     Regulatory Matters. Reference is made to Note 9 of the Notes to Financial Statements for a discussion of regulatory matters.

     New Accounting Standards. Reference is made to Note 1 of the Notes to Financial Statements-New Accounting
Standards for a discussion of SFAS No. 106, Employers'
Accounting for Postretirement Benefits Other Than Pensions,
SFAS No. 109, Accounting for Income Taxes, SFAS No. 112,
Employers' Accounting for Postemployment Benefits, and the
Company's change in accounting for Unbilled Revenues.

RESULTS OF OPERATIONS

     Net income for common stockholders decreased 14.1% during 1993 to $78.5 million from $91.4 million in 1992, due primarily to restructuring reserves and the adoption of SFAS 112, offset in part by a change in its accounting method of accounting for unbilled revenues. In 1992, net income decreased 1.8% from $93.2 million in 1991.

     Electric Operating Revenues. Total electric operating revenues increased 7.6% during 1993, due primarily to higher energy sales which resulted from favorable weather in the Company's service territory, and to a gain in the number of customers served. Approximately 9,400 retail customers were added with the acquisition of BREMCO, a neighboring electric cooperative. Also contributing to the higher total revenues were increased sales of energy for resale, which resulted, in part, from sales to CPL, an affiliate, during an outage at their South Texas Project generating facility. The decline in retail energy sales in 1992 was due to milder temperatures, offset in part by an increase in the number of customers served. Industrial kilowatt-hour sales increased 4.5% in 1993, and 5.9% in 1992.

     Fuel and Purchased Power. Fuel expense is influenced primarily by two factors, the average unit cost of fuel (price) and the quantity of fuel burned (generation). Fuel expense increased 7.3% in 1993, after increases of 3.9% in 1992 and 6.7% in 1991. The average cost of fuel per million BTU was $1.94, $1.93, and $1.87 during 1993, 1992, and 1991, which amounts to an increase of 0.5% during 1993, 3.2% during 1992, and 2.7% in 1991. The fuel expense increase in 1993 was primarily the result of an 8% increase in generation.

     Purchased power costs increased $6.5 million in 1993, after an increase of $4.4 million in 1992 and a decrease of $2.2 million in 1991. The increase in 1993 was largely due to scheduled and unscheduled maintenance at the Company's generating facilities and a purchased power contract negotiated as part of the purchase of BREMCO. The increase in 1992 was due largely to a higher amount of energy purchased for resale to neighboring utilities, and the decrease in 1991 resulted primarily from a lower amount of energy purchased for resale.

     During December 1993 and January 1994, the Company settled two major disputes involving litigation with fuel suppliers. One dispute related to a coal supply contract between the Company and AMAX. The prior contract was replaced in December 1993 with a new coal supply agreement with AMAX as part of the settlement. In January 1994, the Company entered into a settlement of litigation with DELHI regarding a gas supply contract. The settlement provided for termination of the existing gas supply contract, which otherwise would have expired in March 1995, and a new four-year gas supply contract between the parties. Both settlements are expected to result in reduced fuel costs now and in the future, the benefits of which will revert to the Company's customers through fuel cost adjustment mechanisms.

     Expenses and Taxes. Operation and maintenance expenses increased 41.1% during 1993, primarily the result of restructuring charges and $4.2 million in reserves for certain lignite properties. Also contributing to the increase were higher expenses for outside and legal services, and higher employee benefit expenses. Significantly higher than average maintenance expenditures on the Company's distribution and general facilities resulted in an increase of 19% in maintenance expense for 1993 compared to 1992. Federal income taxes decreased 12% or $3.9 million as a result of lower pre-tax income, which more than offset the increase in the federal income tax rate from 34% to 35%. Taxes other than federal income were 10.4% higher during 1993, primarily due to a Texas tax refund recognized in 1992. The decrease in 1992 was due in part to this refund, and to lower state income taxes.

     Effects of Inflation. Annual inflation rates, as measured by the national Consumer Price Index, have averaged approximately 3.3% for the three-year period ending December 31, 1993. Inflation at these levels does not materially affect the Company's results of operations or financial condition. Under existing regulatory practice, however, only the historical cost of plant is recoverable from customers. As a result, cash flows designed to provide recovery of historical plant costs may not be adequate to replace plant in future years.

     Interest and Preferred Stock Dividends. Interest on long-term debt decreased in each of the past three years as a result of reacquisitions and refinancings of long-term debt.

OTHER MATTERS

     Competition and Industry Challenges. The Company's business has been, and will continue to be affected by various challenges that confront the electric utility industry generally. The Company currently faces competition for power sales in the wholesale market. In the future, the Company may face similar competition for retail sales from other utilities, independent power producers or alternative sources of electricity or other energy. To date, the Company has been successful in meeting the competition.

     In 1993, the Company and PSO filed with the FERC tariffs under which they make generally available firm and non-firm transmission services for other electric utilities on the combined PSO and SWEPCO transmission systems in the Southwest Power Pool. The FERC accepted the tariffs for filing on November 4, 1993. The tariffs will expose the CSW System to some additional risk of loss of load or reduced revenue resulting from competition with alternative suppliers of electric power.

     Other industry-wide issues confronting the Company include current and proposed stringent environmental and other regulation and deregulation. In addition, the Company is continuing to manage costs and rates and focus on new initiatives in order to maintain its financial strength and reach its financial targets.

     Environmental. The operations of the Company, like those of other electric utilities, generally involve the use or disposal of substances subject to environmental laws. CERCLA, the federal "Superfund" law, addresses the cleanup of sites contaminated by hazardous substances. Superfund requires that PRPs fund remedial actions regardless of fault or the legality of past disposal activities. Many states have similar laws. Theoretically, any one PRP can be held responsible for the entire cost of a cleanup. Typically, however, cleanup costs are allocated among PRPs.

     The Company has been named as a responsible party under federal or state remedial laws four times, and has resolved three of those claims without a material adverse effect on the Company. The Company does not anticipate that resolution of the remaining claim will have a material adverse effect on it. Factors that are the basis for the expectation are the volume and/or type of waste allegedly contributed by the Company, the estimated amount of costs allocated to the Company and the participation of other parties.

     Contaminated former MGPs are a type of site which utilities, and others, may have to remediate in the future under Superfund or other federal or state remedial programs. Gas was manufactured at MGPs from the mid-1800's to the mid-1900's. In some cases, utilities and others have faced potential liability for MGPs because they, or their alleged predecessors, owned or operated the plants. In other cases, utilities or others may have been subjected to such liability for MGPs because they acquired MGP sites after gas production ceases. The Company is investigating contamination at a suspected MGP in Marshall, Texas. Although it has not been determined whether a cleanup will be required at the site, preliminary estimates of potential responses indicate that such costs would not be material to the Company. As more information is obtained about the site, and the Company discusses the site with the TNRCC, the preliminary estimates may change. If a cleanup is required, the Company intends to seek contribution from other PRPs.

     See ITEM 1. ENVIRONMENTAL MATTERS, for further discussion of certain Superfund and MGP sites.

     The Clean Air Amendments of 1990 direct the EPA to issue regulations governing nitrogen oxide emissions. In addition, these amendments require government studies to determine what controls, if any, should be imposed on utilities to control air toxic emissions. The impact that the nitrogen oxide emission regulations, and the air toxics study, will have on the Company cannot be determined at this time.

     Research is ongoing whether exposure to EMFs may result in adverse health effects or damage to the environment. Although a few of the studies to date have suggested certain associations between EMFs and some types of adverse health effects, the research to date has not established a cause-and-effect relationship between EMFs and adverse health effects. The Company cannot predict the impact on the CSW System or the electric utility industry if further investigations or proceedings were to establish that the present electricity delivery system is contributing to increased risk or incidence of health problems.

     Cumulative Effect of Changes in Accounting Principles. In 1993, the Company implemented SFAS No. 112, Employers' Accounting for Post Employment Benefits, SFAS No. 109, Accounting for Income Taxes and changed the method of accounting for unbilled revenues. These changes are presented as a net $3.4 million cumulative effect of changes in accounting principles.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Statements Of Income
     for the years ended December 31

                                      1993         1992         1991
                                               (thousands)
ELECTRIC OPERATING REVENUE
     Residential                    $273 707     $249 182     $253 053
     Commercial                      175 059      165 836      163 261
     Industrial                      250 912      243 508      235 299
     Sales for resale                 65 670       57 619       57 180
     Sales for resale affiliated      27 667       21 195       10 980
     Other                            44 177       40 963       40 921
                                     -------      -------      -------
                                     837 192      778 303      760 694
                                     =======      =======      =======
OPERATING EXPENSES AND TAXES
     Fuel                            359 306      334 972      322 272
     Purchased power                  10 623        5 231        1 050
     Purchased power from affiliates   2 522        1 389        1 131
     Other operating                 122 986      101 220       96 023
     Restructuring charges            25 203         -            -
     Maintenance                      50 164       42 191       45 520
     Depreciation and amortization    74 385       72 300       68 686
     Taxes, other than Federal income 46 942       42 502       44 968
     Federal income taxes             27 004       32 771       37 727
                                     -------      -------      -------
                                     719 135      632 576      617 377
                                     -------      -------      -------
OPERATING INCOME                     118 057      145 727      143 317
                                     -------      -------      -------
OTHER INCOME AND DEDUCTIONS
     Allowance for equity funds
       used during construction        1 560          132          550
     Other                             3 658          537        3 883
                                     -------      -------      -------
                                       5 218          669        4 433
                                     -------      -------      -------
INCOME BEFORE INTEREST CHARGES       123 275      146 396      147 750
                                     -------      -------      -------
INTEREST CHARGES
     Interest on long-term debt       40 958       47 490       48 382
     Interest on short-term debt
       and other                       4 866        4 073        3 172
     Allowance for borrowed funds
       used during construction       (1 020)         (50)        (428)
                                     -------      -------      -------
                                      44 804       51 513       51 126
                                     -------      -------      -------
Income before Cumulative Effect of
  Changes in Accounting Principles    78 471       94 883       96 624
Cumulative Effect of Changes in
  Accounting Principles                3 405         -            -
                                     -------      -------      -------
NET INCOME                            81 876       94 883       96 624
Preferred stock dividends              3 362        3 445        3 465
                                     -------      -------      -------
NET INCOME FOR COMMON STOCK         $ 78 514     $ 91 438     $ 93 159
                                     =======      =======      =======

The accompanying notes to financial statements are an integral part of these statements.


Statements Of Retained Earnings
     for the years ended December 31

                                       1993         1992        1991
                                                 (thousands)

RETAINED EARNINGS AT BEGINNING
     OF YEAR                         $266 557     $265 120    $260 894
NET INCOME FOR COMMON STOCK            78 514       91 438      93 159
Deduct:   Common stock dividends       80 000       90 000      83 000
          Preferred stock
            redemption costs             -               1       5 933
                                      -------      -------     -------
RETAINED EARNINGS AT END OF YEAR     $265 071     $266 557    $265 120
                                      =======      =======     =======

The accompanying notes to financial statements are an integral part of these statements.

Balance Sheets
     as of December 31                        1993         1992
                                                 (thousands)
ASSETS

ELECTRIC UTILITY
     Production                           $1 392 058     $1 393 961
     Transmission                            350 625        345 183
     Distribution                            678 788        595 679
     General                                 188 193        170 474
     Construction work in progress           126 258         73 421
                                           ---------      ---------
                                           2 735 922      2 578 718
     Less - Accumulated depreciation         947 792        875 888
                                           ---------      ---------
                                           1 788 130      1 702 830
                                           ---------      ---------
CURRENT ASSETS
     Cash and temporary cash investments       6 723          1 059
     Special deposits for reacquisition
       of long-term debt                        -            53 500
     Accounts receivable                      24 363         20 811
     Materials and supplies, at average
       cost                                   25 218         24 311
     Fuel inventory, at average cost          49 487         70 588
     Deferred income taxes                     3 912           -
     Prepayments and other                    14 965         14 251
                                           ---------      ---------
                                             124 668        184 520
                                           ---------      ---------
DEFERRED CHARGES AND OTHER ASSETS             55 487         39 970
                                           ---------      ---------
                                          $1 968 285     $1 927 320
                                           =========      =========
CAPITALIZATION AND LIABILITIES

CAPITALIZATION
     Common stock, $18 par value,
       authorized 7,600,000 shares,
       issued and outstanding
       7,536,640 shares                   $  135 660     $  135 660
     Paid-in capital                         245 000        245 000
     Retained earnings                       265 071        266 557
                                           ---------      ---------
         Total Common Stock Equity           645 731        647 217
     Preferred stock
         Not subject to mandatory
           redemption                         16 032         16 032
         Subject to mandatory redemption      36 028         37 228
     Long-term debt                          602 065        532 860
                                           ---------      ---------
         Total Capitalization              1 299 856      1 233 337
                                           ---------      ---------
CURRENT LIABILITIES
     Long-term debt/preferred stock
       due within twelve months                5 028         86 618
     Advances from affiliates                 27 864         28 149
     Accounts payable                         41 598         33 477
     Fuel refund due customers                 2 358           -
     Customers deposits                       14 244         13 265
     Accrued taxes                            27 340         12 879
     Accrued interest                         17 354         17 123
     Accrued restructuring charges            25 203           -
     Other                                    30 499         14 135
                                           ---------      ---------
                                             191 488        205 646
                                           ---------      ---------
DEFERRED CREDITS
     Income taxes                            332 522        382 085
     Investment tax credits                   85 301         90 494
     Income tax related regulatory
       liabilities - net                      52 828           -
     Other                                     6 290         15 758
                                           ---------      ---------
                                             476 941        488 337
                                           ---------      ---------
                                          $1 968 285     $1 927 320
                                           =========      =========

The accompanying notes to financial statements are an integral part of these statements.

Statements Of Cash Flows
     for the years ended December 31
                                                1993        1992         1991
     (thousands)
OPERATING ACTIVITIES
     Net income                               $ 81 876    $ 94 883     $ 96 624
     Non-cash items included in net income
        Depreciation and Amortization           93 120      79 051       75 128
        Deferred income taxes and investment
          tax credits                           (4 775)      3 393          628
        Restructuring Charges                   25 203        -            -
        Cumulative Effect of Changes in
          Accounting Principles                 (3 405)       -            -
        Allowance for equity funds used during
          construction                          (1 560)       (132)        (550)
     Changes in assets and liabilities
        Accounts receivable                     (3 632)     (8 067)      20 230
        Fuel inventory                          21 101      12 722       14 220
        Accounts payable                         8 612       5 313        5 506
        Accrued taxes                           11 561      (5 817)      (6 294)
        Accrued interest                           231        (453)      (1 507)
        Other                                    3 766     (12 040)     (12 698)
                                               -------     -------      -------
                                               232 098     168 853      191 287
                                               -------     -------      -------
INVESTING ACTIVITIES
     Construction expenditure                 (138 510)    (96 676)     (73 313)
     Acquisition expenditures                  (35 333)       -            -
     Allowance for borrowed funds used during
       construction                             (1 020)        (50)        (428)
     Sale of electric utility plant and other   (4 113)     (2 339)      (2 828)
                                               -------     -------      -------
                                              (178 976)    (99 065)     (76 569)
                                               -------     -------      -------
FINANCING ACTIVITIES
     Proceeds from sale of long-term debt      221 511     221 067       29 415
     Redemption of preferred stock                -         (1 190)      (1 080)
     Reacquisition of long-term debt          (198 962)   (176 474)     (29 929)
     Retirement of long-term debt              (39 835)     (3 488)      (2 830)
     Change in short-term debt                    (286)     28 149      (14 320)
     Special deposits for reacquisition of
       long-term debt                           53 500     (53 500)        -
     Payment of dividends                      (83 386)    (93 443)     (86 485)
                                               -------     -------      -------
                                               (47 458)    (78 879)    (105 229)
NET CHANGE IN CASH AND CASH                    -------     -------      -------
  EQUIVALENTS                                    5 664      (9 091)       9 489
Cash and Cash Equivalents at Beginning of Year   1 059      10 150          661
                                               -------     -------      -------
CASH AND CASH EQUIVALENTS AT END
  OF YEAR                                     $  6 723    $  1 059     $ 10 150
                                               =======     =======      =======
SUPPLEMENTARY INFORMATION
     Interest paid net of amount capitalized  $ 42 271    $ 53 129     $ 53 221
                                               =======     =======      =======
     Income taxes paid                        $ 21 112    $ 37 181     $ 46 777
                                               =======     =======      =======

The accompanying notes to financial statements are an integral part of these statements.

Statements Of Capitalization
     as of  December 31
                                                       1993           1992
                                                           (thousands)

COMMON STOCK EQUITY                                $  645 731     $  647 217
PREFERRED STOCK
     Cumulative, $100 par value, authorized
       1,860,000 shares
               Number           Current
Series    Shares Outstanding  Redemption Price
Not subject to mandatory redemption
5.00%          75,000           $109.00                 7 500          7 500
4.65%          25,000            102.75                 2 500          2 500
4.28%          60,000            103.90                 6 000          6 000
Premium                                                    32             32
                                                     --------      ---------
                                                       16 032         16 032
                                                     --------      ---------
Subject to mandatory redemption
6.95%         376,000            104.64                36 400         37 600
Issuance expense                                         (372)          (372)
                                                     --------      ---------
                                                       36 028         37 228
                                                     --------      ---------
LONG-TERM DEBT
     First mortgage bonds
          Series J, 7%, due December 1, 1997             -            20 000
          Series L, 7-1/2%, due October 1, 2001          -            23 350
          Series T, 8.85%, due May 1, 2016               -            55 500
          Series U, 9-1/8%, due November 1, 2019        5 330         50 000
          Series V, 7-3/4%, due June 1, 2004           40 000         40 000
          Series W, 6-1/8%, due September 1, 1999      40 000         40 000
          Series X, 7%, due September 1, 2007          90 000         90 000
          Series Y, 6-5/8%, due February 1, 2003       55 000           -
          Series Z, 7-1/4%, due July 1, 2023           45 000           -
          Series AA, 5-1/4%, due April 1, 2000         45 000           -
          Series BB, 6-7/8%, due October  1, 2025      80 000           -
          1976 Series A, 6.20%, due November 1, 2006    6 665          6 955
          1976 Series B, 6.20%, due November 1, 2006    1 000          1 000
     Installment sales agreements -
       Pollution control bonds
          1978 Series A, 6%, due January 1, 2008       14 420         14 420
          Series 1986, 8.2%, due July 1, 2014          81 700         81 700
          1991 Series A, 8.2%, due August 1, 2011      17 125         17 125
          1991 Series B, 6.9%, due November 1, 2004    12 290         12 290
          Series 1992, 7.6%, due January 1, 2019       53 500         53 500
     Bank Loan, Variable Rate, due June 15, 1997       50 000         50 000
     Railcar lease obligations                         17 452         20 657
     Unamortized discount and premium                  (4 034)        (6 099)
     Unamortized costs of reacquired debt             (48 383)       (37 538)
                                                     --------       --------
                                                      602 065        532 860
                                                    ---------      ---------
TOTAL CAPITALIZATION                               $1 299 856     $1 233 337
                                                    =========      =========

The accompanying notes to financial statements are an integral part of these statements.

Notes to Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Southwestern Electric Power Company is subject to regulation by the SEC, under the Public Utility Holding Company Act of 1935, and by the FERC, under the Federal Power Act, and follows the Uniform System of Accounts prescribed by the FERC. The Company is subject to further regulation for rates and other matters by the Arkansas Public Service Commission, Louisiana Public Service Commission and Public Utility Commission of Texas. For its regulated activities, the Company follows SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. The Company, as a member of the Central and South West System, engages in transactions and coordinates its activities and operations with other members of the CSW System. Central and South West Services, Inc., performs at cost certain accounting, engineering, tax, legal, financial, electronic data processing, centralized economic dispatching of electric power and other services for the Company. The most significant accounting policies are summarized below.

Electric Utility Plant. Electric utility plant is stated at the original cost of construction, which includes the cost of contracted services, direct labor, materials, overhead items and allowances for borrowed and equity funds used during construction.

Depreciation. Provisions for depreciation of utility plant are computed using the straight-line method, generally at individual rates applied to the various classes of depreciable property. The annual composite rates averaged
3.2% for each of the years 1993, 1992 and 1991.

Electric Revenues and Fuel. Prior to January 1, 1993, electric revenues were recorded at the time billings were made to customers on a cycle-billing basis. Electric service provided subsequent to billing dates through the end of each calendar month became part of operating revenues of the next month. To more closely match revenues with expenses and to conform with industry practice, the Company changed its method of accounting to accrue for estimated unbilled revenues. The effect of this change on 1993 income was $5.4 million, net of taxes of $2.9 million.

The Company recovers fuel costs in Texas as a fixed component of rates. The difference between fuel revenues billed and fuel expense incurred is recorded as an addition to or a reduction of revenues, with a corresponding entry to accounts receivable or other current liabilities, as appropriate. Over-recoveries of fuel are payable to customers, and under-recoveries may be billed to customers after Texas Commission approval.

In Louisiana, Arkansas and its wholesale jurisdiction, the Company passes increases in unit fuel costs on to customers through the application of fuel adjustment clauses, which are generally based on fuel costs from prior months.

The Company sells its accounts receivable, without recourse, to CSW Credit, Inc., a wholly owned subsidiary of CSW.

Statements of Cash Flows. Cash equivalents are considered to be highly liquid debt instruments purchased with a maturity of three months or less. Accordingly, temporary cash investments and advances to affiliates are considered cash equivalents.

Accounting Changes. The Company adopted in 1993 SFAS No.
106, Employers' Accounting for Postemployment Benefits and
SFAS No. 112, Employers' Accounting for Postemployment
Benefits (See Note 8, Benefit Plans). The Company also adopted in 1993 SFAS No. 109, Accounting for Income Taxes
(See Note 2, Federal Income Taxes).  In addition, the
Company changed its method of accounting for revenues in 1993 (See Electric Revenues and Fuel).

Reclassification. Certain financial statement items for prior years have been reclassified to conform to the 1993 presentation.

(2)  FEDERAL INCOME TAXES

The Company adopted the provisions of SFAS No. 109,
Accounting for Income Taxes, effective January 1, 1993. The net effect of this change in accounting principle on the Company's earnings was not significant.

For utility operations, there is no effect of SFAS No. 109 on the Company's earnings. As a result of this change, the Company recognized additional accumulated deferred income taxes, and corresponding regulatory assets and liabilities to ratepayers in amounts equal to future revenues or the reduction in future revenues required when the income tax temporary differences reverse and are recovered or settled in rates. As a result of a favorable earnings history, the Company did not record any valuation allowance against deferred tax assets at December 31, 1993.

The Company, together with other members of the CSW System, files a consolidated Federal income tax return and participates in a tax sharing agreement.

Components of Federal income taxes are as follows:



                                                   1993     1992      1991
                                                         (thousands)

Included in Operating Expenses and Taxes
     Current                                     $31,779   $29,377   $37,099

     Deferred
          Depreciation differences                 6,115     3,695     7,523
          Deferred fuel                               21    (1,506)   (4,300)
          Other                                   (5,718)    8,069     2,343
                                                  ------    ------    ------
                                                     418    10,258     5,566
                                                  ------    ------    ------
     Deferred investment tax credits
          Provision                                 -       (1,480)     -
          Amortization                            (5,193)   (5,384)   (4,938)
                                                  ------    ------    ------
                                                  (5,193)   (6,864)   (4,938)
                                                  ------    ------    ------
                                                  27,004    32,771    37,727
                                                  ------    ------    ------
Included in Other Income and Deductions
     Current                                      (1,916)      278    (1,086)
                                                  ------    ------    ------
Tax Effects of Cumulative Effect of Changes in
  Accounting Principles                            1,834      -         -
                                                  ------    ------    ------
                                                 $26,922   $33,049   $36,641
                                                  ======    ======    ======

Total income taxes differ from the amounts computed by applying the statutory Federal income tax rates to income before taxes. The reasons for the differences are as follows:


                              1993     %     1992     %     1991     %
                               (dollars in thousands)

Tax at statutory rates      $38,079  35.0  $43,497  34.0  $45,310  34.0
Differences
   Amortization of ITC       (5,193) (4.8)  (5,384) (4.2)  (4,938) (3.7)
   Tax benefit of current
      year tax settlements     -       -    (3,218) (2.5)    -       -
   Consolidated savings      (2,572) (2.4)    -       -    (1,635) (1.2)
   Other                     (3,392) (3.1)  (1,846) (1.6)  (2,096) (1.6)
                             ------  ----   ------  ----   ------  ----
                            $26,922  24.7  $33,049  25.7  $36,641  27.5
                             ======  ====   ======  ====   ======  ====

Investment tax credits (ITC) deferred in prior years are included in income over the lives of the related properties.

The significant components of the net deferred income tax liability are as follows:

                                                   December 31,   January 1,
                                                      1993          1993
                                                         (thousands)
DEFERRED TAX LIABILITIES:
     Property related book/tax basis differences    $321 590      $299 074
     Income Tax related regulatory asset              33 028        32 102
     Pension expense                                   4 615         4 133
     Other                                            34 790        30 104
                                                     -------       -------
Total Deferred Tax Liabilities                       394 023       365 413
                                                     -------       -------
DEFERRED TAX ASSETS:
     Income tax related regulatory liability         (52 250)      (58 886)
     Other                                           (13 163)         -
                                                     -------       -------
Total Deferred Tax Assets                            (65 413)      (58 886)
                                                     -------       -------
Net accumulated deferred income taxes - total       $328 610      $306 527
                                                     =======       =======
Net accumulated deferred income taxes - noncurrent  $332 522      $312 699
Net accumulated deferred income taxes - current       (3 912)       (6 172)
                                                     -------       -------
Net accumulated deferred income taxes - total       $328 610      $306 527
                                                     =======       =======
(3)  LONG-TERM DEBT AND PREFERRED STOCK

The mortgage indenture, as amended and supplemented, securing first mortgage bonds issued by the Company, constitutes a direct first mortgage lien on substantially all electric utility plant.

Annual Requirements. Certain series of the Company's outstanding first mortgage bonds have annual sinking fund requirements which are generally 1% of first mortgage bonds of each series issued. These requirements may be, and have historically been, satisfied by the application of net expenditures for bondable property in an amount equal to 166-2/3% of the annual requirements.

At December 31, 1993, the annual sinking fund requirements, exclusive of maturities, and the annual aggregate maturities including sinking fund requirements of long-term debt are as follows:

                      Annual         Annual
                   Sinking Fund     Aggregate
                   Requirements     Maturities
                           (thousands)

1994                   $645          $ 3,828
1995                    145            3,600
1996                    145            3,900
1997                    145           52,561
1998                    145            2,374

Reacquired Long-term Debt. The Company entered into agreements with DeSoto Parish, Louisiana and certain investors which provided that the Company incur obligations in connection with the issuance, in November 1992, of $53.5 million of 7.6% Pollution Control Revenue Bonds, Series 1992. The Company used the proceeds from the sale to refund a like amount of 10% Series 1983, Pollution Control Revenue Bonds on January 1, 1993.

In August 1992, the Company filed with the SEC a registration statement for the sale of first mortgage bonds in an aggregate amount up to $320 million.

In January 1993, the Company redeemed $4.55 million of
Series T, 8.85% First Mortgage Bonds due May 1, 2016 and $2 million of Series U, 9-1/8% First Mortgage Bonds due
November 1, 2019. The redemptions were made under terms of the Company's bond indenture.

In February 1993, the Company issued $55 million of Series Y, 6 5/8% First Mortgage Bonds due February 1, 2003. The proceeds of this issue were used to redeem $50.95 million of Series T, 8.85% First Mortgage Bonds due May 1, 2016 at 106.11% of the principal amount.

On July 15, 1993, the Company issued $45 million of Series Z, 7-1/4% First Mortgage Bonds due July 1, 2023. The proceeds of this issue were used to redeem $42.17 million of Series U, 9-1/8% First Mortgage Bonds due November 1, 2019 which were acquired through a tender offer as follows:
$12.18 million at 112.49% of the principal amount on July 29, 1993; $7.68 million at 112.41% of the principal amount on July 30, 1993; $3.28 million at 112.36% of the principal amount on August 2, 1993; $3.5 million at 112.34% of the principal amount on August 3, 1993; and $15.53 million at 112.33% of the principal amount on August 4, 1993.

On September 16, 1993, the Company filed with the SEC an amendment to the 1992 registration statement for the sale of first mortgage bonds in an aggregate amount up to $125 million inclusive of then remaining $90 million first mortgage bonds covered by the 1992 shelf registration.

On October 13, 1993, the Company issued $45 million of Series AA, 5-1/4% First Mortgage Bonds due April 1, 2000 and $80 million of Series BB, 6-7/8% First Mortgage Bonds due October 1, 2025. The proceeds of Series AA and BB were used to repay the Company's short-term borrowings, for other corporate purposes and to redeem on November 5, 1993, $20 million of Series J, 7% First Mortgage Bonds due December 1, 1997 at 101.14% of the principal amount and $23.35 million of Series L, 7-1/2% First Mortgage Bonds due October 1, 2001 at 101.82% of the principal amount. The premium and related redemption costs will be recorded as a reduction to long-term debt on the balance sheet and will be amortized over the life of the new issue. The Company may offer additional securities subject to market conditions and other factors.

In January 1994, the Company redeemed $500 thousand of
Series U, 9-1/8% First Mortgage Bonds due November 1, 2019.
The redemption was made under the terms of the Company's bond indenture. Also during January, an additional $1.1 million of Series U bonds was reacquired at a premium. The premium and related redemption costs associated with these transactions will be recorded as a reduction to long-term debt on the balance sheet and will be amortized over the life of the respective new issues.

(4)  SHORT-TERM FINANCING

The Company, together with other members of the CSW System, has established a money pool to coordinate short-term borrowings through the issuance of commercial paper. Money pool balances are shown on the Company's balance sheets as advances from affiliates. At December 31, 1993, the CSW
System had bank lines of credit aggregating $796.5 million, including the Company's lines of credit. Short-term cash surpluses transferred to the money pool receive interest income in accordance with the money pool arrangement.

(5)  FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:

Cash and temporary cash investments. The carrying amount approximates fair value because of the short maturity of these instruments.

Short-term debt. The carrying amount approximates fair value because of the short maturity of these instruments.

Long-term debt. The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for the debt of the same remaining maturities.

Preferred stock subject to mandatory redemption. The fair value of the Company's preferred stock subject to mandatory redemption is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt on the same remaining maturities.

The estimated fair values of the Company's financial instruments are as follows:

                                                            1993
                                                         (thousands)
                                           Carrying Amount          Fair Value

Cash and temporary cash investments          $   6,723               $   6,723
Short-term debt                                 32,892                  32,892
Long-term debt                                 602,065                 631,153
Preferred stock                                 36,028                  38,038

(6)  BENEFIT PLANS

Defined Benefit Pension Plan. The Company, together with other members of the CSW System, maintains a tax qualified, non-contributory defined benefit pension plan covering substantially all of its employees. Participants in the plan during 1993 included approximately 1900 active employees, 700 retirees and beneficiaries, and 125 terminated employees with vested benefits. Benefits are based on employees' years of service, age at retirement, and final average annual earnings with an offset for the participant's primary Social Security benefit. The CSW System's funding policy is based on actuarially determined contributions, taking into account amounts which are deductible for income tax purposes and minimum contributions required by the Employee Retirement Income Security Act of 1974, as amended. Contributions to the plan for the years ended December 31, 1993, 1992, and 1991 were $6.1 million, $5.2 million, and $3.8 million, respectively. Pension plan assets consist primarily of common stocks and short-term and intermediate-term fixed income investments.

The components of net periodic pension cost and the assumptions used in accounting for pensions are as follows:

                                          1993      1992      1991
                                           (dollars in thousands)
Net Periodic Pension Cost
     Service cost                       $ 4,239   $ 3,857  $ 3,442

     Interest cost on projected benefit
       obligation                        12,063    10,920    9,610

     Actual return on plan assets       (14,658)   (9,375) (21,322)
     Net amortization and deferral           55    (4,253)   9,766
                                         ------    ------   ------
                                        $ 1,699   $ 1,149  $ 1,496
                                         ======    ======   ======
Assumptions
     Discount rate                         7.8%      8.5%     8.5%
     Long-term compensation increase       5.5       6.0      6.0
     Return on plan assets                 9.5       9.5      9.5

As of December 31, 1993, 1992, and 1991, the plan's net assets exceeded the total actuarial present value of accumulated benefit obligations.

Postretirement Benefits Other Than Pensions. The Company adopted SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, on January 1, 1993. The adoption resulted in an increase in operating expenses of $3 million for 1993. The Company's accumulated postretirement benefit obligation was $45 million. The transition obligation was $39 million and is being amortized over twenty years. In prior years, the Company accounted for these benefits on a pay-as-you-go basis. Expenses for 1992 and 1991 were $1.9 million and $1.4 million, respectively. The CSW System's funding policy is based on actuarially determined contributions taking into account amounts which are deductible for income tax purposes. The Company contributed approximately $8.2 million in 1993. Of this amount, approximately $4.1 million was placed in a Voluntary Employee Benefits Association (VEBA) Plan for union members.

The Texas Commission approved a rule allowing full recovery of costs related to SFAS No. 106 with the amortization of the transition obligation over a period of twenty years, provided the costs are funded and recovery is allowed in rate base. The rule requires all amounts received in rates to be held in an external trust.

The Arkansas Commission approved a rule allowing full recovery of costs related to SFAS No. 106 with amortization of the transition obligation over a period of twenty years.

The Louisiana Commission voted to remain on a pay-as-you-go basis.

The components of net periodic postretirement benefit cost and the assumptions used in accounting for postretirement benefits are as follows:

                                                 December 31, 1993
                                               (dollars in thousands)

Service cost                                           $1,813
Interest cost on accumulated postretirement
     benefit                                            3,782
Actual return on plan assets                             (230)
Amortization of transition obligation                   1,967
Net amortization and deferral                            (474)
                                                        -----
                                                       $6,858
Assumptions                                             =====
     Discount rate                                       7.8%
     Return on plan assets                               9.0%

Health care cost trend rate:
  Pre-65 Participants:  1993 Rate of 12.5% grading down
  .75% per year to an ultimate rate of 6.5% in 2001.
  Post-65 Participants: 1993 Rate of 12.0% grading down
  .75% per year to an ultimate rate of 6.0% in 2001.

Increasing the assumed health care cost trend rates by one percentage point in each year would increase the APBO as of December 31, 1993 by $1 million and increase the aggregate of the service and interest cost components of net postretirement benefits by $6.3 million.

Postemployment Benefits. The Company adopted SFAS No. 112,
Employers' Accounting for Postemployment Benefits, which establishes accounting and reporting standards for postemployment benefits paid to former or inactive employees after employment but before retirement. Postemployment benefits are all types of benefits provided to these parties, their beneficiaries, and covered dependents. This new standard requires that the expected costs of these benefits be accrued during the period employees render service to qualify for benefits. In 1993 the Company accrued $3 million of expense associated with adoption of SFAS No. 112, reflected in cumulative effect of changes in accounting principles. Continuing application of SFAS No. 112 is not expected to have a material effect on the Company's results of operations.

Restructuring Charges. The Company recently announced an early retirement program as a part of the Company's restructuring efforts in order to streamline operations and reduce future costs. It is anticipated that this restructuring will affect employee benefit costs incurred by the Company in future periods. Due to the timing of the implementation of the program, many variables regarding specific costs cannot be identified until mid-1994. As a result, no adjustments have been made to the employee benefit cost data presented above.

(7)  JOINTLY OWNED ELECTRIC UTILITY PLANT

The Company is party to various joint ownership arrangements with other nonaffiliated entities. Such agreements provide for the joint ownership and operation of generating stations and related facilities, whereby each participant bears its share of the project costs. The statements of income reflect the Company's portion of operating costs associated with plant in service. At December 31, 1993, the Company had undivided interest in the generating stations and related facilities as shown below.

                          Flint Creek       Pirkey        Dolet Hills
                          Coal Plant     Lignite Plant    Lignite Plant
                                    (dollars in thousands)

Plant in Service            $77,581       $428,695          $225,449
Accumulated depreciation    $36,838       $120,899          $ 54,922
Plant Capacity - MW             480            650               650
Participation                 50.0%          85.9%             40.2%
Share of capacity - MW          240            559               262

(8)  RENTAL AND LEASE COMMITMENTS

The Company has entered into various financing arrangements primarily with respect to coal transportation and related equipment, which are treated as operating leases for rate-making purposes. At December 31, 1993, leased assets of $46.0 million, net of accumulated amortization of $26.8 million, were included in electric plant on the balance sheet and at December 31, 1992, leased assets were $46.3 million, net of accumulated amortization of $23.5 million.
Total charges to operating expenses for leases were $7.1 million, $6.9 million, and $6.7 million for the years 1993, 1992, and 1991.

As of December 31, 1993, the future minimum rental
commitments of the Company for all non-cancelable leases are as follows:
                                     Financing     Other
                                      Leases       Leases    Total
                                                (thousands)

1994                                  $5,163       $  125    $5,288
1995                                   5,131           75     5,206
1996                                   4,421           77     4,498
1997                                   3,374           79     3,453
1998                                   3,033           81     3,114
Thereafter                             5,907        1,235     7,142

(9)  LITIGATION AND REGULATORY PROCEEDINGS

On April 15, 1991, Texas Industrial Energy Consumers (TIEC) filed suit in the Travis County District Court (District Court) challenging a Texas Commission's final order on the Company's fuel reconciliation proceeding. In the Texas Commission's order, the Company was allowed to recover $12 million of a claimed $14 million fuel cost under-recovery and related interest. TIEC asserted that aggressive renegotiation of certain fuel contracts would have reduced the cost of fuel to the Texas consumer and that the Texas Commission erred in its order approving the Company's claimed under-recovery. The Texas Commission determined that these fuel contracts had been prudently managed by the Company. This appeal was heard before the District Court in June 1992, and the Texas Commission final order was upheld. On October 1, 1992, TIEC made a filing with the Third District of the Texas Court of Appeals in Austin, Texas indicating its intent to appeal the decision of the District Court to the next judicial level. On January 5, 1994, the Texas Supreme Court rejected TIEC's subsequent request for an appeal, and that decision is now final.

On March 17, 1994, the Company filed a petition with the Texas Commission to reconcile fuel costs for the period November 1989 through December 1993. Total Texas jurisdictional fuel expenses subject to reconciliation for this 50-month period were approximately $559 million. The Company's net under-recovery for the reconciliation period was approximately $900 thousand. This is the Company's first reconciliation proceeding under the Texas Commission's current fuel rule.

The Company is party to various other legal claims, actions and complaints arising in the normal course of business.
Management does not expect disposition of these matters to have a material adverse effect on the Company's results of operations.

See ITEM 6. SELECTED FINANCIAL DATA, Note 10, Commitments and Contingent Liabilities, for a discussion of certain environmental matters- regulatory proceedings.

(10)  COMMITMENTS AND CONTINGENT LIABILITIES

It is estimated that the Company will spend approximately
$125 million for construction purposes in 1994. Substantial commitments have been made in connection with the construction program.

To supply a portion of the fuel requirements of its generating plants, the Company has entered into various commitments for the procurement of fuel.

In connection with the lignite mining contract for its Henry
W. Pirkey Power Plant, the Company has agreed, under certain conditions, to assume the obligations of the mining contractor. As of December 31, 1993, the maximum amount the Company would have to assume is $76.3 million. The maximum amount may vary as the mining contractor's needs for funds fluctuates. The contractor's actual obligation outstanding at year-end 1993 is $66.3 million.

The Company owns a suspected former MGP site in Marshall, Texas. The Company has notified the TNRCC that evidence of contamination has been found at the site. As a result of sampling conducted at the end of 1993 and early in 1994, the Company is evaluating the extent, if any, to which contamination has impacted soil, groundwater and other conditions in the area. A final range of clean-up costs has not yet been determined, but, based on a preliminary estimate, the Company has accrued approximately $2 million as a liability for this site on the Company's books as of December 31, 1993. As more information is obtained about the site, and SWEPCO discusses the site with the TNRCC, the preliminary estimate may change.

The Company also owns a suspected former MGP site in Texarkana, Arkansas. The EPA ordered an initial investigation of this site, as well as one in Shreveport, Louisiana, which is no longer owned by the Company. The contractor who performed the investigations of these two sites recommended to the EPA that no further action be taken at this time.

Management does not expect these matters to have a material effect on the Company's results of operations or financial position.

(11)  QUARTERLY INFORMATION (UNAUDITED)

The following unaudited quarterly information includes, in the opinion of management, all adjustments necessary for a fair presentation of such amounts.

                        Operating    Operating     Net
                        Revenues      Income      Income
                                   (thousands)
Quarter Ended

1993
March 31- Reported       $176,486    $ 24,528     13,439
Adjustment                   (885)       (575)     2,830
                          -------     -------     ------
March 31 - Restated       175,601      23,953     16,269
                          -------     -------     ------

June 30 - Reported        190,202      29,989     19,398
Adjustment                  3,023       1,965      1,965
                          -------     -------     ------
June 30 - Restated        193,225      31,954     21,363
                          -------     -------     ------

September 30 - Reported   272,825      56,189     45,903
Adjustment                  3,769       2,450      2,450
                          -------     -------     ------
September 30 - Restated   276,594      58,639     48,353
                          -------     -------     ------

December 31 - Reported    197,679       7,351      3,136
Adjustment                 (5,907)     (3,840)    (7,245)
                          -------     -------     ------
December 31 - Restated    191,772       3,511     (4,109)
                          -------     -------     ------
Total                    $837,192    $118,057   $ 81,876
                          =======     =======     ======
1992
     March 31            $167,633    $ 25,496   $ 13,187
     June 30              189,919      32,514     20,125
     September 30         234,791      52,588     40,656
     December 31          185,960      35,129     20,915
                          -------     -------    -------
                         $778,303    $145,727   $ 94,883
                          =======     =======    =======

Quarterly information has been restated to reflect the change in accounting for unbilled revenues and the adoption of SFAS No. 112, Employers' Accounting For Postemployment Benefits. These changes were made in December 1993, but are effective January 1, 1993.

Information for quarterly periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery and other factors.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

Report Of Management

Management is responsible for the preparation, integrity and objectivity of the financial statements of Southwestern Electric Power Company as well as all other information contained in this Annual Report. The financial statements have been prepared in conformity with generally accepted accounting principles applied on a consistent basis and, in some cases, reflect amounts based on the best estimates and judgments of management, giving due consideration to materiality. Financial information contained elsewhere in this Annual Report is consistent with that in the financial statements.

The Company maintains an adequate system of internal controls to provide reasonable assurance that transactions are executed in accordance with management's authorization, that financial statements are prepared in accordance with generally accepted accounting principles and that the assets of the Company are properly safeguarded. The system of internal controls is documented, evaluated and tested by the Company's internal auditors on a continuing basis. Due to the inherent limitations of the effectiveness of internal controls, no internal control system can provide absolute assurance that errors and irregularities will not occur. However, management strives to maintain a balance recognizing that the cost of such a system should not exceed the benefits derived. No material internal control weaknesses were reported to management in 1993.

Arthur Andersen & Co. was engaged to audit the financial statements of the Company and issue its report thereon.
Their audit was conducted in accordance with generally accepted auditing standards. Such standards require an examination of selected transactions and other procedures sufficient to provide reasonable assurance that the financial statements are not misleading and do not contain material errors. The Report of Independent Public
Accountants does not limit the responsibility of management for information contained in the financial statements and elsewhere in the Annual Report.





Richard H. Bremer             W. J. Googe, Jr.                Rox E. Colvin
President and Chief           Vice President Administration   Controller
Executive Officer



Report Of Audit Committee

The Audit Committee of the Board of Directors is composed of five outside directors. The members of the Audit Committee are: James Davision, Al P. Eason, Jr., Chairman, Dr.
Frederick E. Joyce, William C. Peatross and Jack L.
Phillips. The Committee held two meetings during 1993.

The Committee oversees the Company's financial reporting process on behalf of the Board of Directors. The Committee discusses with the internal auditors and the independent public accountants the overall scope and specific plans for their respective audits. The Committee also discusses the Company's financial statements and the adequacy of the Company's internal controls. The Committee meets with the Company's internal auditors and independent public accountants to discuss the results of their audits, their evaluations of the Company's internal controls, and the overall quality of the Company's financial reporting. The meetings also are designed to facilitate any private communication with the Committee desired by the internal auditors or independent public accountants.



                                        Al P. Eason, Jr.
                                        Chairman, Audit Committee

Report Of Independent Public Accountants
To the Stockholders and Board of Directors of Southwestern
Electric Power Company:

We have audited the accompanying balance sheets and statements of capitalization of Southwestern Electric Power Company (a Delaware corporation and wholly owned subsidiary of Central and South West Corporation) as of December 31, 1993 and 1992, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwestern Electric Power Company as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

In 1993, as discussed in Note 1, Southwestern Electric Power
Company changed its methods of accounting for unbilled revenues, postretirement benefits other than pensions, income taxes and postemployment benefits.

ARTHUR ANDERSEN & CO.

Dallas, Texas
February 25, 1994

                           PART III

     CSW common stock amounts in Item 11 and Item 12 have been adjusted to reflect the two-for-one common stock split, effected by a 100% common stock dividend paid March 6, 1992 to shareholders of record on February 10, 1992.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a) The following is a list of directors of the Company, together with certain information with respect to each of them:

Name, Age, Principal                    Year First
Occupation, Business Experience           Became
and Other Directorships                   Director

RICHARD H. BREMER   AGE  -  45             1989

President and CEO of the Company
since September 1990. Vice President
of the Company from August 1989 to
September 1990. Regional General
Manager of CPL from 1988 to 1989.
Vice President of CPL from 1980 to
1988. Director of Commercial National
Bank, Shreveport, Louisiana.

E. R. BROOKS   AGE  -  56                  1991

Chairman, President and CEO of
CSW since February 1991. President
of CSW from September 1990 to
February 1991. President and Chief
Operating Officer of CSW from
January 1990 to September 1990.
Executive Vice President of CSW from
June 1987 to December 1989. Director
of each of CSW's subsidiaries. Director of Hubbell Electric, Inc. Director of
Baylor University Medical Center, Dallas,
Texas.

JAMES E. DAVISON    AGE  -  56             1993

Sole Proprietor of Paul M. Davison
Petroleum Products. President and
Chief Executive of Davison Transport,
Inc.; Davison Motor Company, Inc.;
Sunshine Oil & Storage, Inc.;
Davison Terminal Services, Inc.;
Davison Insurance Agency, Inc.

Name, Age, Principal                    Year First
Occupation, Business Experience           Became
and Other Directorships                   Director

AL P. EASON, JR.    AGE  -  68             1975

Retired as Chairman and CEO of the
First Federal Savings and Loan
Association of Fayetteville in August
1990.  President, Eason and Company,
Fayetteville, Arkansas.

W. J. GOOGE, JR.    AGE  -  51             1990

Vice President of the Company
since 1984.

DR. FREDERICK E. JOYCE   AGE  -  59        1990

Physician. President of Chappell-
Joyce Pathology Association, P.A.
Texarkana, Texas. President of
Doctors Diagnostic Laboratory, Inc.,
Texarkana, Texas. Director of State
First National Bank and State First
Financial Corporation, Texarkana,
Arkansas.

MICHAEL E. MADISON  AGE  -  45             1992

Vice President of the Company since
August 1992.  Vice President of
Corporate Services of WTU from 1990 to
1992.  Eastern Division Manager of
PSO in 1990.

HARRY D. MATTISON   AGE  -  57             1994

Executive Vice President of CSW since
September 1990 and Chief Executive Officer of CSWS since December 1993. Chief
Operating Officer of CSW from September
1990 to December 1993.  President and
Chief Executive Officer of SWEPCO from
September 1988 to September 1990. Director of CSW since 1991. Director of each of CSW's wholly owned subsidiaries.

MARVIN R. McGREGOR  AGE  -  47             1990

Vice President of the Company since September
1990.  Director of Marketing and Economic
Development from 1987 to 1990. Manager of
Industrial Marketing and Technical Services from 1978 to 1987.

Name, Age, Principal                    Year First
Occupation, Business Experience           Became
and Other Directorships                   Director

WILLIAM C. PEATROSS AGE  -  50             1990

President of Caddo Abstract and
Title Co., Inc.; Partner-Baucum,
Hamilton and Peatross; Partner-
Kernmass-X Oil Company; Partner-
Coastal Land Association; Director
of Commercial National Bank,
Shreveport, Louisiana.

JACK L. PHILLIPS    AGE  -  69             1986

Owner of Jack L. Phillips Oil & Gas
Exploration and Production,
Gladewater, Texas. Director of
Longview National Bank,
Longview, Texas.

JOHN W. TURK, JR.   AGE  -  69             1976

Mr. Turk retired as Chairman of
the Company in May 1989. President
and CEO of the Company from 1983 to
1988. Director of Longview National
Bank, Longview, Texas.

     All Directors presently serving as executive officers of the Company have been employed in a managerial or executive capacity with a member or members of the CSW
System for at least the past five years, and all outside directors have engaged in their respective principal occupations listed above for a period of more than five years, unless otherwise indicated.

     (b) The following is a list of the executive officers who are not directors of the Company, together with certain information with respect to each of them.

                                                       Year First
                                                       Elected to
                                                        Present
     Name               Age       Present Position      Position

A. G. Hammett, III       61       Treasurer             1973
Rox E. Colvin            32       Controller            1993
Elizabeth D. Stephens    38       Secretary             1988

     The directors of the Company are elected at the Company's Annual Meeting held on the second Wednesday in April of each year, if not a legal holiday, and if a legal holiday, then on the day following. Executive officers are elected to hold office until the first meeting of the Company's Board of Directors following the annual election of directors. The Annual Meeting will be held on April 13, 1994. Each of the executive officers listed in the table above has been employed by the Company or an affiliate in the CSW System in an executive or managerial capacity for at least the last five years.

ITEM 11.  EXECUTIVE COMPENSATION.

     Cash and Other Forms of Compensation. The following table sets forth the aggregate cash and other compensation for services rendered for the fiscal years of 1993, 1992 and 1991 paid or awarded by the Company to the Named Executive Officers.

                          Summary Compensation Table
                                                               LongTerm Compensation

                       Annual Compensation                       Awards            Payouts
                                                                       Securities
                                         Other Annual  CSW Restricted  Underlying     LTIP     All Other
Name and                  Salary  Bonus  Compensation  Stock Award(s)  CSW Options/  Payouts  Compensation
Principal Position   Year   ($)   ($)(1)  ($)(2)(3)      ($)(1)(4)      SARs(#)        ($)     ($)(2)(5)
Richard H. Bremer    1993 263,833 36,017    13,206         36,724           -           -        24,088
President and Chief  1992 239,167 51,646    45,720         51,685         12,431        -        24,065
Executive Officer    1991 206,667 21,779      -            23,276           -           -          -

Dennis M. Sharkey    1993 146,066  7,754     6,097          7,865           -           -         3,976
Vice President(6)    1992 127,868 11,542     3,842         11,586          2,916        -         3,836
                     1991 115,652  9,432      -            10,028           -           -          -

Marvin R. McGregor   1993 126,620  8,196     5,769          8,319           -           -         5,197
Vice President       1992 114,340 10,064     3,815         10,075          3,135        -         5,145
                     1991  99,531  3,030      -             3,266           -           -          -

Michael L. Heard     1993 132,512  7,812    26,620          7,956           -           -         5,440
Vice President(6)    1992 121,248 10,965     4,058         10,982          3,135        -         5,456
                     1991 108,952  3,434      -             3,680           -           -          -

Michael H. Madison   1993 126,215  7,140    30,742          7,260           -           -         5,188
Vice President(7)    1992  51,100    852    36,321           -              -           -         4,983
                     1991    -      -         -              -              -           -          -

(1) Amounts in this column are paid or awarded in a calendar year for performance in a preceding year.

(2) The 1991 amounts were omitted pursuant to the transitional provisions in the revised rules on executive officer and director compensation disclosure adopted by the SEC.

(3) Amounts of perquisites or other personal benefits are included in this column only if they exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported. Each item that exceeds 25% of the total amount of perquisites and other personal benefits reported for each Named Executive Officer is identified below.

     In 1993, Mr. Heard was reimbursed $5,225 for club dues and Mr. Heard and Mr. Madison were reimbursed $7,627 and $14,848, respectively, for moving expenses.

     In 1992, a portion of Mr. Bremer's use of company aircraft resulted in taxable income to him. While the value of such usage cannot be precisely determined, the Company estimated that such usage by Mr. Bremer resulted in incremental costs of $4,628. Mr. Bremer was reimbursed
$15,091 for the cost of certain club dues.  In 1992, Mr.
Madison was reimbursed $34,697 for moving expenses.

(4) Grants of restricted stock are administered by the Executive Compensation Committee of CSW's Board of Directors which has the authority to determine the individuals to whom and the terms upon which restricted stock grants shall be made. The awards reflected in this column all have four-year vesting periods with 20% of the CSW Common Stock vesting on the first, second and third anniversary dates of the award and 40% vesting on the fourth such anniversary.
Upon vesting, shares of CSW common stock are issued without restrictions. The individuals receive dividends and may vote shares of restricted stock, even before such shares have vested. The amount reported in the table represents the market value of the shares at the date of grant. As of the end of 1993, the aggregate restricted stock holdings of the Named Executive Officers were:

                              Restricted            Market Value
                        Stock Held at 12/31/93      at 12/31/93

Richard H. Bremer               3,464                 $104,786
Dennis M. Sharkey                 892                   26,983
Marvin R. McGregor                681                   20,600
Michael L. Heard                  707                   21,387
Michael H. Madison                636                   19,239

(5) Amounts shown in this column consist of the annual employer matching payments to CSW's Thrift Plus Plan. The
1993 amount in this column for Mr. Bremer also includes
$17,013 of insurance premiums representing the average amount paid per participant under CSW's memorial gift program. Under this program for certain executive officers, directors and retired directors from the CSW System, CSW will make a donation in the participant's name to up to three organizations of an aggregate of $500,000, payable by CSW upon the participant's death and funded by term life insurance coverage. Actual premiums paid are based on pooled risks for groups of participants.

(6) Mr. Sharkey resigned from the Company and from the Board of Directors effective December 31, 1993, and is now employed by WTU, an affiliate of the Company. Mr. Heard resigned from the Board of Directors effective December 31, 1993, but remains an employee of the Company.

(7) Mr. Madison was employed by WTU, an affiliate of the Company, during a portion of 1992.

     Option/SAR Grants. No grants of CSW stock options or CSW stock appreciation rights (SARs) were made in 1993.

     Option/SAR Exercises and Year-End Value Table. Shown below is information regarding CSW Common Stock option/SAR exercises during 1993 and unexercised CSW Common Stock options/SARs at December 31, 1993 for the Named Executive
Officers.

               Aggregated Option/SAR Exercises in 1993
                  and Year-End CSW Option/SAR Value

                                  Number of CSW Securities  Value of Unexercised
                                   Underlying Unexercised       in the money
                                   Options/SARs at Fiscal      Options/SARs at
                                          Year-End                 Year-End
                                            (#)                      ($)
                 Shares
                 Acquired      Value
                on Exercise   Realized   Exercisable/            Exercisable/
Name                (#)          ($)     Unexercisable          Unexercisable(1)

Richard H. Bremer    -            -      4,143/ 8,288            2,589/ 5,180

Dennis M. Sharkey    -            -      7,371/ 1,945            4,607/ 1,216

Marvin R. McGregor   -            -      1,045/ 2,090              653/ 1,306

Michael L. Heard     -            -      1,045/ 2,090              653/ 1,306

Michael H. Madison   -            -      1,045/ 2,090              653/ 1,306


(1)  Based on the New York Stock Exchange December 31, 1993
closing price of CSW's Common Stock     of $30.25 per share
and an exercise price of $29.625 per share.

     Long-Term Incentive Plan Awards Table. The following table shows information concerning awards made to the Named
Executive Officers during 1993 under the Central and South
West Corporation 1992 Long-Term Incentive Plan (LTIP).



                               LTIP Awards Made in 1993
                                                  Estimated Future Payouts under
                                                    Non-Stock Price Based Plans

                                        Performance
                                        or Other
                 Number of CSW Shares   Period Until
                 Units or Other Rights  Maturation    Threshold  Target  Maximum
    Name                 (#)            or Payout        ($)      ($)      ($)

Richard H. Bremer         1             2 years           0     137,238  205,857
Dennis M. Sharkey         1             2 years           0      26,137   39,206
Marvin R. McGregor        1             2 years           0      28,105   42,158
Michael L. Heard          1             2 years           0      28,105   42,158
Michael H. Madison        1             2 years           0      28,105   42,158

     Payouts of the awards are contingent upon CSW's achieving a specified level of total shareholder return, relative to a peer group of utility companies, for the three-year period ended December 1995. Such return must also exceed the average six-month treasury bill rate for the same period in order for any payout to be made. If the Named Executive Officer's employment is terminated during the performance period for any reason other than death, total and permanent disability or retirement, then the award is generally canceled.

     The LTIP contains a provision accelerating awards upon a change in control of CSW. If a change in control of CSW occurs, (a) all options and SARs become fully exercisable,
(b) all restrictions, terms and conditions applicable to all restricted stock are deemed lapsed and satisfied and, (c) all performance units are deemed to have been fully earned, as of the date of the change in control. Awards which have been granted and outstanding for less than six months as of the date of change in control are not then exercisable, vested or earned on an accelerated basis. The LTIP also contains provisions designed to prevent circumvention of the above acceleration provisions generally through coerced termination of an employee prior to the change in control of CSW.

                         PENSION PLAN TABLE
                        Annual Benefits After
                  Specified Years of Credited Service

         Average
      Compensation                   15        20        25     30 or more

        $100,000  .   .   .   .   $ 25,050  $ 33,333  $ 41,667  $ 50,000
         150,000  .   .   .   .     37,575    50,000    62,500    75,000
         200,000  .   .   .   .     50,100    66,667    83,333   100,000
         250,000  .   .   .   .     62,625    83,333   104,167   125,000
         300,000  .   .   .   .     75,150   100,000   125,000   150,000
         350,000  .   .   .   .     87,675   116,667   146,833   175,000

     Retirement Plans. Executive officers are eligible to participate in the tax qualified Central and South West System Pension Plan like other employees of the Company. Certain executive officers, including the Named Executive Officers, are also eligible to participate in the Special Executive Retirement Plan (SERP), a non-qualified ERISA excess benefit plan. Such Pension benefits depend upon years of credited service, age at retirement and amount of covered compensation earned by a participant. The annual normal retirement benefits payable under the pension and the SERP are based on 1.67% of "average compensation" times the number of years of credited service (reduced by (i) no more than 50% of a participant's age 62 or later Social Security benefit and (ii) certain other offset benefits).

     "Average compensation" is the covered compensation for the plans and equals the average annual compensation (salary as reported in the Summary Compensation Table) during the 36 consecutive months of highest pay during the 120 months prior to retirement. The combined benefit levels in the table on the following page, which include both pension and SERP benefits, are based on retirement at age 65, the years of credited service shown, continued existence of the plans without substantial change, and payment in the form of a single life annuity.

     Respective years of credited service and ages, as of December 31, 1993, for the Named Executive Officers are as follows: Mr. Bremer, 16 and 45; Mr. Sharkey, 15 and 49; Mr. McGregor, 24 and 47; Mr. Heard, 23 and 47; and Mr. Madison, 22 and 45.

     Meetings and Compensation. The Board of Directors held four meetings during 1993. Directors who are not also executive officers and employees of the Company or its affiliates receive annual directors' fees of $6,600 for serving on the Board, and a fee of $300 plus expenses for each meeting of the Board or committee attended.

     Directors who are not also officers and employees of the Company may participate in a deferred compensation plan. Under this plan, directors may elect to defer payment of annual directors' and meeting fees until they retire from the Board or as they otherwise direct.

     Compensation Committee Interlocks and Insider Participation. No person serving during 1993 as a member of the Executive Compensation Committee of the Board of Directors of CSW served as an officer or employee of the Company during or prior to 1993. No person serving during 1993 as an executive officer of the Company serves or has served on the compensation committee or as a director of another company, one of whose executive officers serves as a member of the Executive Compensation Committee of CSW or as a director of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     All 7,536,640 shares of the Company's outstanding
Common Stock, $8 par value per share, are owned beneficially and of record by CSW, 1616 Woodall Rodgers Freeway, Dallas,
Texas 75202.

     Securities Ownership of Certain Beneficial Owners and Management. The following table shows securities beneficially owned as of December 31, 1993 by each director and nominee, the Named Executive Officers and, as a group, all directors and executive officers of the Company. CSW Common Stock share amounts shown in this table include restricted stock, options exercisable within 60 days after year-end, shares of CSW common stock credited to Central and South West Corporation Thrift Plus plan accounts, and all other shares of CSW common stock beneficially owned by the listed persons. Each person has sole voting and investment power with respect to all shares listed in the table below unless otherwise indicated.



                  Beneficial Ownership as of December 31, 1993

   Name                              CSW Common Stock    SWEPCO Preferred Stock
                                           (1)                    (1)(2)

Richard H. Bremer                         19,267                    -
E. R. Brooks                              60,959                    -
James E. Davison                            -                       -
Al P. Eason, Jr.                           2,000                    22
W. J. Googe, Jr.                           7,103                    -
Michael L. Heard                           3,527                    -
Dr. Frederick E. Joyce                     2,000                    -
Michael E. Madison                         2,956                    -
Harry D. Mattison                         24,675                    -
Marvin R. McGregor                         3,489                    -
William C. Peatross                         -                       -
Jack L. Phillips                            -                       -
Dennis M. Sharkey                         13,988                    -
John W. Turk, Jr.                         18,506                    41

All of the above and other executive
officers as a group                      170,787                    78



(1) Included in these amounts for Mr. Brooks, Mr. Bremer, Mr. Sharkey, Mr. McGregor, Mr. Heard, Mr. Madison, Mr. Mattison, and the directors and other executive officers as a group include restricted stock of 7,172; 3,464; 892; 681; 707; 636; 4,708; and 19,068, respectively. These individuals currently have voting power, but not investment power with respect to these shares. The above shares also include 9,531; 4,143; 7,371; 1,045; 1,045; 1,045; 6,176; and
31,795 shares underlying immediately exercisable options held by Mr. Brooks, Mr. Bremer, Mr. Sharkey, Mr. McGregor, Mr. Heard, Mr. Madison, Mr. Mattison, and the directors and executive officers as a group, respectively.

(2) All directors' and executive officers' shares owned as of December 31, 1993 as indicated aggregate less than 1% of the outstanding shares of such class.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                           Page Reference

(a)  Financial Statements (Included under                       20
     ITEM 8. FINANCIAL STATEMENTS AND
     SUPPLEMENTARY DATA):

     Report of Independent Public Accountants.                  36

     Statements of Income for the years ended                   20
     December 31, 1993, 1992 and 1991.

     Statements of Retained Earnings for the                    21
     years ended December 31, 1993, 1992 and
     1991.

     Balance Sheets as of December 31, 1993                     22
     and 1992.

     Statements of Cash Flows for the years ended               23
     December 31, 1993, 1992 and 1991.

     Statements of Capitalization as of                         24
     December 31, 1993 and 1992.

     Notes to Financial Statements.                             25

(b)  Reports on Form 8-K:                                       -

     No reports were filed on Form 8-K by the Company during the quarter ended
     December 31, 1993.

(c)  Exhibits:

     3.   (a)  Restated Certificate of                          -
               Incorporation, as amended, of the
               Company (incorporated herein by
               reference to Exhibit 3 to the Company's
               1980 Form 10-K File No. 1-3146,
               Exhibit 2 to Form U-l File No. 70-6819,
               Exhibit 3 to Form U-l File No. 70-6924
               and Exhibit 4 to Form U-l File
               No. 70-7360).

                                                           Page Reference

               (b)  Bylaws, as amended of the Company.          -
               (Incorporated herein by reference to
               Exhibit 3(b) to the Company's 1988
               Form 10-K File No. 1-3146).

4. Indenture dated February 1, 1940, as amended through November 1, 1976, of the Company
     (incorporated herein by reference to Exhibit
     5.04 in Registration No. 2-60712), the
     Supplemental Indenture dated August 1, 1978 incorporated herein by reference to Exhibit
     2.02 in Registration  No. 2-61943), the
     Supplemental Indenture dated January 1, 1980
     (incorporated herein by reference to Exhibit
     2.02 in Registration No. 2-66033), the Supplemental
     Indenture dated April 1, 1981 (incorporated herein by reference to Exhibit 2.02 in Registration No. 2-71126), the Supplemental Indenture dated May 1, 1982 (incorporated herein by reference to Exhibit 2.02 in Registration No. 2-77165), the Supplemental Indenture dated
     August 1, 1985 (incorporated herein by
     reference to Exhibit 4 to Form U-l File
     No. 70-7121), the Supplemental Indenture dated May 1, 1986 (incorporated herein by reference to Exhibit 3 to Form U-l File
     No. 70-7233), the Supplemental Indenture dated November 1, 1989 (incorporated herein by reference to Exhibit 3 to Form
     U-l File No. 70-7676), the Supplemental
     Indenture dated June 1, 1992 (incorporated herein by reference to Exhibit 10 to Form U-l
     File No. 70-7934), the Supplemental Indenture dated
     September 1, 1992 (incorporated herein
     by reference to Exhibit 10(a) to Form U-l File
     No. 70-8041), the Supplemental Indenture dated February 1, 1993 (incorporated herein by reference to Exhibit 10(b) to Form U-l File
     No. 72-8041), the Supplemental Indenture dated July 1, 1993 (incorporated herein by reference to Exhibit 10(c) to Form U-1 File No. 70-8041) and the Supplemental Indenture dated October 1, 1993 (incorporated herein by reference to Exhibit 10(a) to Form U-1 File No. 70-8239).

                                                           Page Reference

     12.  Statement re computation of Ratio of                  53
          Earnings to Fixed Charges for the five years ended December 31, 1993.

     18.  Independent Public Accountant's letter                55
          on changes in accounting practices.

(d)  Schedules:

      V.  Property, Plant and Equipment for the years           49
          ended December 31, 1993, 1992 and 1991.

     VI.  Accumulated Depreciation, Depletion and               50
          Amortization of Property, Plant and Equipment for the years ended December 31, 1993, 1992 and 1991.

     IX.  Short-Term Borrowings for the years ended             51
          December 31, 1993, 1992 and 1991.

      X.  Supplementary Income Statement Information            52
          for the years ended December 31, 1993, 1992 and 1991.

     All other schedules and exhibits are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements and related notes to financial statements.

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 1994.


                               SOUTHWESTERN ELECTRIC POWER COMPANY

                               By   Rox E. Colvin
                                    Controller

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 1994.

Richard H. Bremer                                Dr. Frederick E. Joyce
President and Chief Executive                    Director
Officer and Director
(Principal executive officer)

Rox E. Colvin                                    Michael H. Madison
Controller                                       Director
(Principal financial and accounting officer)

E. R. Brooks                                     Marvin R. McGregor
Director                                         Director

James E. Davison                                 William C. Peatross
Director                                         Director

Al P. Eason, Jr.                                 Jack L. Phillips
Director                                         Director

W. J. Googe, Jr.                                 John W. Turk, Jr.
Director                                         Director

Harry D. Mattison
Director

                                                                    SCHEDULE V

                       SOUTHWESTERN ELECTRIC POWER COMPANY
                          PROPERTY, PLANT AND EQUIPMENT
                         FOR THE YEARS ENDED DECEMBER 31

     Column A       Column B    Column C    Column D    Column E      Column F
                    Balance                              Other
                    Beginning   Additions  Retirements  Changes        Balance
    Classification  of Year      at Cost     at Cost   Add/(Deduct)  End of Year
                                           (Thousands)

Year 1993
Electric Utility
Plant
   Production      $1,393,961    $ 6,708    $ 8,611     $      -      $1,392,058
   Transmission       345,183      6,323      1,244            363       350,625
   Distribution       595,679     73,625      6,094         15,578       678,788
   General            170,474     24,865      3,271         (3,875)      188,193
   Construction Work
      in progress      73,421     52,837        -              -         126,258
                    ---------     ------     ------      ---------     ---------
                   $2,578,718   $164,358    $19,220     $   12,066    $2,735,922
                    =========    =======     ======      =========     =========
Year 1992
Electric Utility
Plant
   Production      $1,387,806    $ 8,250    $ 2,095     $      -      $1,393,961
   Transmission       333,565     12,754      1,038            (98)      345,183
   Distribution       571,635     29,196      5,243             91       595,679
   General            157,471     16,143      3,140            -         170,474
   Construction Work
      in progress      42,900     30,521        -              -          73,421
                    ---------     ------     ------      ---------     ---------
                   $2,493,377    $96,864    $11,516     $       (7)   $2,578,718
                    =========     ======     ======      =========     =========

Year 1991
Electric Utility
Plant
   Production      $1,382,758    $ 5,077    $    29     $      -      $1,387,806
   Transmission       325,310      9,669      1,460             46       333,565
   Distribution       542,840     34,852      6,011            (46)      571,635
   General            147,321     12,059      1,909            -         157,471
   Construction Work
      in progress      30,218     12,682        -              -          42,900
                    ---------     ------     ------      ---------     ---------
                   $2,428,447    $74,339    $ 9,409     $      -      $2,493,377
                    =========     ======     ======      =========     =========

                                                                    SCHEDULE VI
                         SOUTHWESTERN ELECTRIC POWER COMPANY
                       ACCUMULATED DEPRECIATION, DEPLETION AND
                    AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                           FOR THE YEARS ENDED DECEMBER 31

   Column A         Column B        Column C        Column D  Column E Column F
                              Additions Charged to
                               Cost and Expenses               Other
                    Balance                                   Changes   Balance
                   Beginning               Other     Retire-   Add/      End of
Classification      of Year  Depreciation Accounts   ments(*) (Deduct)   Year
                                         (Thousands)
Year 1993

Electric Utility
Plant
   Production      $513,683   $ 41,874   $  3,810   $  7,334  $ (1,418) $550,615
   Transmission     109,771      8,751       -         2,357       376   116,541
   Distribution     212,830     22,559       -         9,372     8,358   234,375
   General           39,604      2,991      5,154      3,943     2,455    46,261
                    -------    -------    -------    -------   -------   -------
                   $875,888   $ 76,175   $  8,964   $ 23,006  $  9,771  $947,792
                    =======    =======    =======    =======   =======   =======

Year 1992
Electric Utility
Plant
   Production      $468,898   $ 41,845   $  4,581   $  1,641  $   -     $513,683
   Transmission     102,923      8,510       -         1,662      -      109,771
   Distribution     198,906     21,195       -         7,271      -      212,830
   General           37,748      2,483      2,145      2,797         25   39,604
                    -------    -------    -------    -------   --------  -------
                   $808,475   $ 74,033   $  6,726   $ 13,371  $      25 $875,888
                    =======    =======    =======    =======   ========  =======

Year 1991
Electric Utility
Plant
   Production      $423,799   $ 41,668   $  3,462   $     31  $   -     $468,898
   Transmission      97,216      8,233       -         2,526      -      102,923
   Distribution     186,585     20,126       -         7,854        49   198,906
   General           34,256      2,327      2,980      1,816         1    37,748
                    -------    -------    -------    -------   -------   -------
                   $741,856   $ 72,354   $  6,442   $ 12,227  $     50  $808,475
                    =======    =======    =======    =======   =======   =======

(*)    Retirements are at original cost, net of removal costs and salvage.

                                                                    SCHEDULE IX

                         SOUTHWESTERN ELECTRIC POWER COMPANY
                               SHORT-TERM BORROWING
                           FOR THE YEARS ENDED DECEMBER 31



           Column A     Column B  Column C    Column D    Column E    Column F
                                              Maximum     Average     Weighted
           Category of  Balance   Weighted    amount      amount       average
           aggregate    at end    average    outstanding outstanding  interest
           short-term     of     interest     at any       during    rate during
Year Ended borrowings   period     rate      month-end   the period  the period
                                     (Thousands)

1993       Advances
           from
           Affiliates   $27,864    3.2%       $53,477     $ 9,985       3.2%

1992       Advances
           from
           Affiliates   $28,149    3.7%       $28,149     $13,700       3.7%

1991       Advances
           from
           Affiliates      -        -         $30,483     $13,742       6.1%

                                                                     SCHEDULE X
                    SOUTHWESTERN ELECTRIC POWER COMPANY
                SUPPLEMENTARY INCOME STATEMENT INFORMATION
                      FOR THE YEAR ENDED DECEMBER 31


                                                1993     1992     1991

Real estate and personal property taxes        $23,839  $23,590  $23,153
Municipal gross receipts taxes                   7,483    7,114    7,227
Payroll taxes                                    4,718    4,108    3,969
State income taxes                               2,556    1,792    3,714
State gross receipts taxes                       3,490    3,040    3,078
Franchise taxes                                  3,497    1,278    2,393
State utility commission assessments               913      994      902
Other taxes                                        446      586      532
                                                ------   ------   ------
                                               $46,942  $42,502  $44,968
                                                ======   ======   ======

    The amounts of taxes, depreciation and maintenance charged to accounts other than income and expense accounts were not significant. Rents, royalties, advertising, and research and development costs during these years were not significant.

INDEX TO EXHIBITS

Exhibit                                                       Transmission
Number           Exhibit                                            Method

   12            Ratio of Earnings to Fixed Charges.            Electronic

   18            Letter re:  Change in Accounting Principles.   Electronic