Form 10-Q
period 1994-03-31
SOUTHWESTERN ELECTRIC POWER CO
filed 1994-05-13
CIK 92487

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549


(Mark One)

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1994

...............................................
                                       OR

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period                              to


Commission file number         1-3146
                       ........................................................

                 Southwestern Electric Power Company
      .................................................................
           (Exact name of registrant as specified in its charter)

              Delaware                                72-0323455
    .................................    ..............................
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)            Identification No.)

             428 Travis Street, Shreveport, Louisiana 71156-0001
       ................................................................
                   (Address of principal executive offices)
                                  (Zip Code)

                                (318) 222-2141
       ................................................................
             (Registrant's telephone number, including area code)

       ................................................................
       (Former name, former address, and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   x    No
   ......     ......

Number of shares of Common Stock outstanding at April 30, 1994:  7,536,640
                                                              ...............

                      SOUTHWESTERN ELECTRIC POWER COMPANY

                                     INDEX

                        PART I - FINANCIAL INFORMATION

                                                                      PAGE NO.


Item 1.  Financial Statements. (Unaudited)
           Statements of Income for the Three Months
            Ended March 31, 1994 and 1993                                 3

           Balance Sheets as of March 31, 1994 and
            December 31, 1993                                           4 - 5

           Statements of Cash Flows for the Three Months
            Ended March 31, 1994 and 1993                                 6

           Notes to Financial Statements                                7 - 8

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                         9 - 10


                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.                                              11

Item 2.  Changes in Securities.                                   Inapplicable

Item 3.  Defaults upon Senior Securities.                         Inapplicable

Item 4.  Submission of Matters to a Vote of Security Holders.            11

Item 5.  Other Information.                                       Inapplicable

Item 6.  Exhibits and Reports on Form 8-K.                               11

         Signature.                                                      12

                              PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           SOUTHWESTERN ELECTRIC POWER COMPANY

                                  STATEMENTS OF INCOME
                                       (Unaudited)


                                                      THREE MONTHS ENDED
                                                            MARCH, 31
                                                      1994             1993
                                                           (Thousands)


ELECTRIC OPERATING REVENUES                        $190,066         $175,601

OPERATING EXPENSES AND TAXES
  Fuel                                               85,981           77,069
  Purchased power                                     4,559            2,525
  Other operating                                    29,211           28,617
  Maintenance                                         8,976           10,484
  Depreciation and amortization                      19,762           18,482
  Taxes, other than Federal income                   12,900           11,698
  Federal income taxes                                3,857            2,773

                                                    165,246          151,648

OPERATING INCOME                                     24,820           23,953

OTHER INCOME AND DEDUCTIONS
  Other                                               1,717              530


INCOME BEFORE INTEREST CHARGES                       26,537           24,483

INTEREST CHARGES
  Interest on long-term debt                         10,813           10,685
  Interest on short-term debt and other               1,187              934
                                                     12,000           11,619
Income before Cumulative Effect of Changes in
  Accounting Principles                              14,537           12,864
Cumulative Effect of Changes in Accounting
  Principles                                            -              3,405

NET INCOME                                           14,537           16,269
Preferred Stock Dividends                               840              840

NET INCOME FOR COMMON STOCK                        $ 13,697         $ 15,429








                     The accompanying notes to financial statements
                       are an integral part of these statements.

                     SOUTHWESTERN ELECTRIC POWER COMPANY


                                BALANCE SHEETS
                                  (Unaudited)



                                                   MARCH 31,     DECEMBER 31,
                                                     1994            1993
                                                         (Thousands)


ASSETS

ELECTRIC UTILITY PLANT
  Production                                     $1,397,827         $1,392,058
  Transmission                                      354,668            350,625
  Distribution                                      691,290            678,788
  General                                           196,959            188,193
  Construction work in progress                     123,970            126,258
                                                  2,764,714          2,735,922
  Less - Accumulated depreciation                   967,637            947,792
                                                  1,797,077          1,788,130

CURRENT ASSETS
  Cash and temporary cash
   investments                                        7,581              6,723
  Accounts receivable                                29,337             24,363
  Materials and supplies, at average cost            25,350             25,218
  Fuel inventory, at average cost                    36,757             49,487
  Deferred income taxes                               4,521              3,912
  Prepayments and other                              12,261             14,965
                                                    115,807            124,668

DEFERRED CHARGES AND OTHER ASSETS                    59,785             55,487

                                                 $1,972,669         $1,968,285




















               The accompanying notes to financial statements
                 are an integral part of these statements.

                     SOUTHWESTERN ELECTRIC POWER COMPANY


                                BALANCE SHEETS
                                  (Unaudited)



                                                  MARCH 31,       DECEMBER 31,
                                                    1994              1993
                                                          (Thousands)

CAPITALIZATION AND LIABILITIES

CAPITALIZATION
  Common stock, $18 par value; authorized
   7,600,000 shares; issued and outstanding
   7,536,640 shares                              $  135,660         $  135,660
  Paid-in capital                                   245,000            245,000
  Retained earnings                                 272,768            265,071
     Total Common Stock Equity                      653,428            645,731
  Preferred stock
   Not subject to mandatory
    redemption                                       16,032             16,032
   Subject to mandatory redemption                   36,028             36,028
  Long-term debt                                    600,012            602,065
     Total Capitalization                         1,305,500          1,299,856

CURRENT LIABILITIES
  Long-term debt due within twelve months             4,661              5,028
  Advances from affiliates                           24,093             27,864
  Accounts payable                                   34,005             41,598
  Fuel refund due customers                           3,528              2,358
  Customer deposits                                  14,464             14,244
  Accrued taxes                                      31,710             27,340
  Accrued interest                                   12,346             17,354
  Accrued restructuring charges                      25,203             25,203
  Other                                              19,351             30,499
                                                    169,361            191,488

DEFERRED CREDITS
  Income taxes                                      335,642            332,522
  Investment tax credits                             84,250             85,301
  Income tax related
   regulatory liabilities - net                      51,806             52,828
  Other                                              26,110              6,290
                                                    497,808            476,941

                                                 $1,972,669         $1,968,285









               The accompanying notes to financial statements
                 are an integral part of these statements.

                     SOUTHWESTERN ELECTRIC POWER COMPANY

                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                      THREE MONTHS ENDED
                                                            MARCH 31,
                                                      1994             1993
                                                           (Thousands)

OPERATING ACTIVITIES
  Net income                                       $ 14,537         $ 16,269
  Non-cash items included in net income
   Depreciation and amortization                     22,116           20,447
   Deferred income taxes and investment
    tax credits                                         440            2,496
   Cumulative Effect of Changes in
    Accounting Principles                               -             (3,405)
   Allowance for equity funds used during
    construction                                       (667)            (300)
  Changes in assets and liabilities
   Accounts receivable                               (4,974)           3,449
   Fuel inventory                                    12,730           13,623
   Accounts payable                                  (7,593)             591
   Accrued taxes                                      4,370              715
   Accrued interest                                  (5,008)          (3,992)
   Unrecovered fuel/Fuel refund due customers         1,170           (1,570)
   Other                                              7,704              427
                                                     44,825           48,750

INVESTING ACTIVITIES
  Construction expenditures                         (28,597)         (23,724)
  Allowance for borrowed funds used during
   construction                                        (393)            (269)
  Other                                              (1,286)            (787)
                                                    (30,276)         (24,780)

FINANCING ACTIVITIES
  Long-term debt sold                                   -             54,069
  Change in short-term debt                          (3,771)          (5,324)
  Retirement of long-term debt                       (1,365)          (7,916)
  Reacquisition of long-term debt                    (1,714)        (107,563)
  Special deposits for reacquisition
   of long-term debt                                    -             53,500
  Payment of dividends                               (6,841)         (10,865)
                                                    (13,691)         (24,099)

NET CHANGE IN CASH AND CASH EQUIVALENTS                 858             (129)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                              6,723            1,058

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $  7,581         $    929

SUPPLEMENTARY INFORMATION
  Interest paid less amounts capitalized           $ 16,434         $ 15,097

  Income taxes paid                                $    373         $    202


               The accompanying notes to financial statements
                 are an integral part of these statements.

                     SOUTHWESTERN ELECTRIC POWER COMPANY


                        NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1994
                                 (Unaudited)


(1)  PRINCIPLES OF PREPARATION

           The condensed financial statements included herein have been prepared by Southwestern Electric Power Company (Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

           The unaudited financial information furnished herewith reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. Information for quarterly periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery and other factors.

            Certain  financial  statement  items  for  prior  years  have   been
reclassified or restated to conform to the 1994 presentation. Pursuant to changes in accounting principles made in December 1993, but effective January 1, 1993, the Company restated 1993 first quarter information to reflect the change in its method of accounting for unbilled revenues, and for the adoption of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for
Income Taxes and SFAS No. 112, Employers' Accounting for Postemployment Benefits. The effects of restating net income for the quarter ended March 31, 1993 are as follows:

                              Electric
                              Operating           Operating          Net
      1993                    Revenues              Income          Income
                                                  (thousands)

      March 31 - Reported     $176,486             $24,528          $13,439
      Adjustment                  (885)               (575)           2,830
      March 31 - restated     $175,601             $23,953          $16,269

(2)  REGULATORY MATTERS

           On March 17, 1994, the Company filed a petition, designated as Docket No. 12855, with the Public Utility Commission of Texas to reconcile fuel costs for the period November 1989 through December 1993. Total Texas jurisdictional fuel expenses subject to reconciliation for this 50-month period were approximately $559 million. The Company's net under-recovery for the reconciliation period was approximately $.9 million. Discovery has begun and a hearing on the case has been scheduled to begin July 26, 1994.

                     SOUTHWESTERN ELECTRIC POWER COMPANY

                                MARCH 31, 1994
                                 (Unaudited)


(3)  DIVIDENDS

           At March 31, 1994, all of the Company's retained earnings of $273 million were available for the payment of cash dividends to its parent company, Central and South West Corporation (CSW).

(4)  COMMITMENTS AND CONTINGENT LIABILITIES

          In connection with the lignite mining contract for its Henry W. Pirkey Power Plant, the Company has agreed, under certain conditions, to assume the obligations of the mining contractor. As of March 31, 1994, the maximum the Company would have to assume is $75 million. The maximum amount may vary as the mining contractor's need for funds fluctuates. The contractor's actual obligation outstanding as of March 31, 1994 is $66 million.

(5)  FINANCING

           In January 1994, the Company redeemed $.5 million of Series U, 9-1/8% First Mortgage Bonds due November 1, 2019. The redemption was made under the terms of the Company's bond indenture. Also during January, an additional $1.1 million of Series U bonds was acquired at a premium. The premium and related redemption costs associated with this transaction will be recorded as a loss on reacquired debt and will be amortized over the remaining life of this issue.

                      SOUTHWESTERN ELECTRIC POWER COMPANY


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


      Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1993 Annual Report on Form 10-K. Reference is also made to the unaudited Financial Statements and related Notes to Financial Statements included herein. The information included therein should be read in conjunction with, and is essential in understanding, the following discussion and analysis.

REGULATORY MATTERS

      Reference is made to Note 2 of the Notes to Financial Statements for a discussion of the Company's regulatory matters.

CONSTRUCTION PROGRAM AND FINANCING

      The Company's construction expenditures totaled $29 million during the first three months of 1994. This represents approximately 23% of the projected $125 million construction program for 1994. The Company utilizes short-term debt to meet fluctuations in working capital requirements due to the seasonal nature of electric sales. Funds to meet the Company's construction expenditures during the first three months of 1994 came from internal sources and it is expected that the remainder of 1994's planned expenditures will also be internally financed.

      If additional funds are needed, the financial condition of the Company should allow the required funds to be obtained from the capital markets at reasonable rates. At March 31, 1994, the Company's capitalization ratios were 50% common stock equity, 4% preferred stock, and 46% long-term debt.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1994 COMPARED TO THE QUARTER ENDED MARCH 31, 1993

     Net Income for Common Stock. Net income for common stock decreased 11% to $13.7 million for the first quarter of 1994 as compared to the same period of 1993. The decrease reflects the restatment of first quarter 1993 net income due to a change in the method of accounting for unbilled revenues, partially off-set by the adoption of SFAS No. 112, Employers' Accounting for Postemployment Benefits, resulting in a $3.4 million increase in 1993 net income due to the cumulative effect of changes in accounting principles.

     Electric Operating Revenues. Operating revenues for the first quarter were $190 million, an 8.2% increase from revenues of $176 million in 1993. Favorable weather in the Company's service territory led to a 4.7% increase in retail energy sales. Also contributing to the increase in operating revenues were higher fuel-related revenues.

                      SOUTHWESTERN ELECTRIC POWER COMPANY


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)


      Fuel and Purchased Power. An increase in generation of 4.7% more than offset a slight decrease in fuel price per mmbtu, resulting in an $8.9 million rise in fuel expense. Purchased power expense increased by $2.0 million as compared to the first quarter of 1993 due to a contract negotiated with Cajun
Electric Power Cooperative, Inc. in conjunction with the Company's acquisition of the Bossier Rural Electric Membership Corporation.

      Expenses and Taxes. Maintenance expense in the first quarter of 1994 was $1.5 million lower than the same period in 1993 due to significantly higher than average expenditures on the Company's production and transmission facilities in 1993. Depreciation expense increased 6.9% or $1.3 million due to capital asset additions. Additional ad valorem taxes caused the 10% or $1.2 million increase in taxes other than federal income. Federal income taxes increased $1.1 million or 39% as a result of higher pre-tax income and an increase in the federal income tax rate from 34% to 35% implemented by the Company in the third quarter of 1993.

      Cumulative Effect of Changes in Accounting Principles. In 1993, the Company implemented SFAS No. 112, Employers' Accounting for Postemployment Benefits, SFAS No. 109, Accounting for Income Taxes and changed the method of accounting for unbilled revenues. These changes had a cumulative effect of increasing net income approximately $3.4 million after tax.

                     SOUTHWESTERN ELECTRIC POWER COMPANY


                         PART II - OTHER INFORMATION


           For   background  and  earlier  developments  relating  to  Part   II
information, reference is made to the Company's 1993 Annual Report on Form 10-K.

Item 1.  Legal Proceedings

          See Note 2 of the Notes to Financial Statements for information relating to regulatory proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders.

     a) The annual meeting of shareholders of the Company was held on April 13, 1994.

     b)  The following directors were elected:

               Richard H. Bremer              Michael H. Madison
               E. R. Brooks                   Harry D. Mattison
               James E. Davison               Marvin McGregor
               Al P. Eason, Jr.               William C. Peatross
               Dr. Frederick E. Joyce         Jack L. Phillips

     c) No other matters (other than procedural matters) were voted upon at the annual meeting.

Item 6.  Exhibits and Reports on Form 8-K.

     a)  Exhibits

          Computation of Ratio of Earnings to Fixed Charges (Exhibit 1).

     b)  Reports on Form 8-K

          None.

                                   SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  SOUTHWESTERN ELECTRIC POWER COMPANY




Date  May 13, 1994                          /s/ ROX E. COLVIN
                                                Rox E. Colvin
                                  Controller and Chief Accounting Officer