Form 10-Q
period 1994-06-30
SOUTHWESTERN ELECTRIC POWER CO
filed 1994-08-15
CIK 92487

                                 FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C. 20549


(Mark One)

  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
SECURITIES
                             EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1994
                              ..............................................

                                       OR
  [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
SECURITIES
                             EXCHANGE ACT OF 1934

For the transition period                          to
                          .........................   .....................

Commission file number         1-3146
                      ....................................................

                 Southwestern Electric Power Company
       ................................................................
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

Yes   x    No
   ......     ......

Number  of  shares of Common Stock outstanding at July 31, 1994: 7,536,640
                                                                ...............

                     SOUTHWESTERN ELECTRIC POWER COMPANY

                                    INDEX


                        PART I - FINANCIAL INFORMATION


                                                                 PAGE NO.


Item 1.  Financial Statements. (Unaudited)
           Statements of Income for the Three and Six Months
            Ended June 30, 1994 and 1993                            3

           Balance Sheets as of June 30, 1994 and
            December 31, 1993                                     4 - 5

           Statements of Cash Flows for the Six Months
            Ended June 30, 1994 and 1993                            6

           Notes to Financial Statements                          7 - 8

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                   9 - 11


                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.                                         12

Item 2.  Changes in Securities.                                 Inapplicable

Item 3.  Defaults Upon Senior Securities.                       Inapplicable

Item 4.  Submission of Matters to a Vote of  Security  Holders. Inapplicable

Item 5.  Other Information.                                     Inapplicable

Item 6.  Exhibits and Reports on Form 8-K.                          12

         Signature.                                                 13

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

               SOUTHWESTERN ELECTRIC POWER COMPANY

                      STATEMENTS OF INCOME
                           (Unaudited)


                                         THREE MONTHS ENDED   SIX MONTHS ENDED
                                             JUNE 30,             JUNE 30,
                                           1994      1993      1994      1993
                                                  (Restated)          (Restated)
                                                      (Thousands)

ELECTRIC OPERATING REVENUES              $211,989  $193,225  $402,055  $368,826

OPERATING EXPENSES AND TAXES
  Fuel                                     87,692    80,947   173,673   158,016
  Purchased power                           4,050     2,565     8,609     5,090
  Other operating                          29,595    29,227    58,806    57,844
  Maintenance                              10,955    11,303    19,931    21,787
  Depreciation and amortization            19,878    18,516    39,640    36,998
  Taxes, other than Federal income         12,751    11,187    25,651    22,885
  Federal income taxes                     10,369     7,526    14,226    10,299

                                          175,290   161,271   340,536   312,919

OPERATING INCOME                           36,699    31,954    61,519    55,907

OTHER INCOME AND DEDUCTIONS
  Allowance for equity funds used during
    construction                              736       327     1,403       627
  Other                                       438        70     1,488       300
                                            1,174       397     2,891       927

INCOME BEFORE INTEREST CHARGES             37,873    32,351    64,410    56,834

INTEREST CHARGES
  Interest on long-term debt               10,900     9,732    21,713    20,417
  Interest on short-term debt and other     1,553     1,553     3,133     2,756
  Allowance for borrowed funds used during
       construction                          (431)     (297)     (824)     (566)
                                           12,022    10,988    24,022    22,607

INCOME BEFORE CUMULATIVE EFFECT OF CHANGES
  IN ACCOUNTING PRINCIPLES                 25,851    21,363    40,388    34,227

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING
  PRINCIPLES                                  -         -         -       3,405

NET INCOME                                 25,851    21,363    40,388    37,632

Preferred stock dividends                     841       841     1,681     1,681

NET INCOME FOR COMMON STOCK              $ 25,010  $ 20,522  $ 38,707  $ 35,951


         The accompanying notes to financial statements are an integral part of these statements.

               SOUTHWESTERN ELECTRIC POWER COMPANY


                         BALANCE SHEETS
                           (Unaudited)



                                                        JUNE 30,    DECEMBER 31,
                                                          1994         1993
                                                             (Thousands)

ASSETS

ELECTRIC UTILITY PLANT
     Production                                        $1,397,827   $1,392,058
     Transmission                                         353,730      350,625
     Distribution                                         697,620      678,788
     General                                              196,915      188,193
    Construction  work  in  progress                      155,257      126,258
                                                        2,801,349    2,735,922
    Less  -  Accumulated  depreciation                    986,371      947,792
                                                        1,814,978    1,788,130

CURRENT ASSETS
   Cash  and  temporary  cash  investments                  4,293        6,723
   Accounts   receivable                                   34,161       24,363
   Materials  and  supplies, at  average  cost             27,400       25,218
   Fuel  inventory,  at  average  cost                     33,691       49,487
    Accumulated  deferred  income  taxes                    4,479        3,912
    Prepayments  and  other                                14,195       14,965
                                                          118,219      124,668

DEFERRED  CHARGES  AND  OTHER  ASSETS                      62,931       55,487

                                                       $1,996,128   $1,968,285



         The accompanying notes to financial statements are an integral part of these statements.

               SOUTHWESTERN ELECTRIC POWER COMPANY


                         BALANCE SHEETS
                           (Unaudited)

                                                      JUNE 30,     DECEMBER 31,
                                                        1994           1993
                                                            (Thousands)

CAPITALIZATION AND LIABILITIES

CAPITALIZATION
  Common stock, $18 par value; authorized
   7,600,000 shares; issued and outstanding
    7,536,640  shares                               $    135,660    $  135,660
    Paid-in   capital                                    245,000       245,000
    Retained   earnings                                  286,779       265,071
       Total  Common  Stock  Equity                      667,439       645,731
  Preferred stock
     Not  subject  to  mandatory  redemption              16,032        16,032
     Subject  to  mandatory  redemption                   36,028        36,028
     Long-term   debt                                    600,610       602,065
       Total   Capitalization                          1,320,109     1,299,856

CURRENT LIABILITIES
  Long-term debt/preferred stock due within
      twelve   months                                      4,661         5,028
    Advances from affiliates                                 -          27,864
    Accounts payable                                      47,080        41,598
    Fuel refund due customers                              4,055         2,358
    Customer deposits                                     14,517        14,244
    Accrued taxes                                         44,544        27,340
    Accrued interest                                      16,898        17,354
    Accrued restructuring charges                         21,540        25,203
    Other                                                 23,317        30,499
                                                         176,612       191,488

DEFERRED CREDITS
    Income taxes                                         338,512       332,522
    Investment tax credits                                83,201        85,301
    Income tax related regulatory liabilities - net       50,730        52,828
    Other                                                 26,964         6,290
                                                         499,407       476,941

                                                      $1,996,128    $1,968,285


         The accompanying notes to financial statements are an integral part of these statements.

               SOUTHWESTERN ELECTRIC POWER COMPANY


                    STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                        SIX
MONTHS ENDED
                                                            JUNE
30,
                                                      1994
1993

(Restated)
(Thousands)
OPERATING ACTIVITIES
 Net income                                         $40,388        $37,632
 Non-cash items included in net income
  Depreciation and amortization                      44,316         41,104
  Deferred income taxes and investment
   tax credits                                        1,226          2,727
 Cumulative effect of changes in
   accounting principles                                -           (3,405)
 Allowance for equity funds used during
   construction                                      (1,403)          (627)
 Changes in assets and liabilities
  Accounts receivable                                (9,798)         5,530
  Fuel inventory                                     15,796          6,069
  Accounts payable                                    5,482          4,936
  Accrued taxes                                      17,204         12,078
  Unrecovered fuel/Fuel refund due customers          1,697           (492)
  Restructuring charges                              (3,663)             -
  Other                                               5,702          3,357
                                                    116,947        108,909

INVESTING ACTIVITIES
 Construction expenditures                          (66,728)       (51,997)
 Allowance for borrowed funds used during
  construction                                         (824)          (566)
 Other                                               (2,007)        (1,620)
                                                    (69,559)       (54,183)

FINANCING ACTIVITIES
 Proceeds from the issuance of long-term debt           -           54,069
 Change in short-term debt                          (27,864)         6,404
 Retirement of long-term debt                        (1,559)       (38,194)
 Reacquisition of long-term debt                     (1,713)      (107,563)
 Special deposits for reacquisition
  of long-term debt                                     -           53,500
 Payment of dividends                               (18,682)       (21,705)
                                                    (49,818)       (53,489)

NET CHANGE IN CASH AND CASH EQUIVALENTS              (2,430)         1,237
CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                               6,723          1,058

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 4,293        $ 2,295

SUPPLEMENTARY INFORMATION
 Interest paid less amounts capitalized             $23,374        $21,494

 Income taxes paid                                  $ 1,932        $ 1,360


         The accompanying notes to financial statements are an integral part of these statements.

               SOUTHWESTERN ELECTRIC POWER COMPANY


                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 1994
                           (Unaudited)

(1)  PRINCIPLES OF PREPARATION

          The condensed financial statements included herein have been prepared by Southwestern Electric Power Company (Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

           The unaudited financial information furnished herewith reflects all adjustments (consisting only of normal recurring adjustments, except for the 1993 cumulative effect of changes in accounting principles discussed below) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. Information for quarterly periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery and other factors.

           Certain financial statement items for prior years have been restated or reclassified to conform to the 1994 presentation. Pursuant to changes in accounting principles made in December 1993, but effective January 1, 1993, the Company has restated 1993 second quarter information to reflect a change in the method of accounting for unbilled revenues and restated 1993 year to date information to reflect a change in the method of accounting for unbilled revenues and the adoption of Statement of Financial Accounting Standards (SFAS) No. 112, Employers' Accounting for Postemployment Benefits. The effects of the restatement for the quarter and six months ended June 30, 1993 are as follows:

                                    Electric
                                    Operating      Operating      Net
                                    Revenues       Income         Income
                                                  (Thousands)
        Quarter Ended
           Reported                 $190,202        $29,989       $19,398
           Adjustment                  3,023          1,965         1,965
           Restated                 $193,225        $31,954       $21,363

        Six Months Ended
           Reported                 $366,688        $54,517       $32,837
           Adjustment                  2,138          1,390         4,795
           Restated                 $368,826        $55,907       $37,632


(2)  REGULATORY MATTERS

           On March 17, 1994, the Company filed a petition, designated as Docket No. 12855, with the Public Utility Commission of Texas (Texas Commission) to reconcile fuel costs for the period November 1989 through December 1993. Total Texas jurisdictional fuel expense subject to reconciliation for this period is approximately $559 million. The Company's net under-recovery for the reconciliation period is approximately $0.9 million.

               SOUTHWESTERN ELECTRIC POWER COMPANY


                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 1994
                           (Unaudited)


           This under-recovered balance includes $0.5 million of reconciled, but unrecovered fuel and interest carried forward from Docket No. 8900, the Company's last fuel reconciliation, $4.1 million of currently over-recovered fuel, $1.2 million of interest due the Company on prior under-recovered fuel balances, and a $3.3 million recovery of litigation and settlement negotiation costs associated with the Company's renegotiation of a coal supply agreement.

           Intervenor status has been granted to Texas Industrial Energy Consumers (TIEC) and to the Texas Office of Public Utility Counsel (OPUC). TIEC's consultant filed testimony on August 3, 1994 seeking reclassification of $22.2 million of Texas jurisdictional expenses, premised on the argument that these costs are more appropriately recovered as components of base rates, rather than as fuel expense. OPUC did not file testimony.

           Testimony  was  filed  by the Texas  Commission  Staff
(Staff) on August 10, 1994. The Staff identified four issues in testimony and recommended a Texas jurisdictional disallowance of approximately $1.2 million.

           Discovery is continuing and a hearing on the case is scheduled to begin August 22, 1994. The Company believes that the positions taken by TIEC and the Staff are without merit. While management cannot predict the outcome of these proceedings, management believes that the resolution of these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

(3)  DIVIDENDS

           At  June 30, 1994, the Company's retained earnings  of
approximately $287 million were available for the payment of cash
dividends   to  its  parent  company,  Central  and  South   West
Corporation (CSW).


(4)  COMMITMENTS AND CONTINGENT LIABILITIES

           In connection with the lignite mining contract for its Henry W. Pirkey Power Plant, the Company has agreed, under certain conditions, to assume the obligations of the mining contractor. As of June 30, 1994, the maximum the Company would have to assume is approximately $76.8 million. The maximum amount may vary as the mining contractor's need for funds fluctuates. The contractor's actual obligation outstanding as of June 30, 1994 is approximately $65.7 million.


            The Company has received notification from the Mississippi Department of Environmental Quality (MDEQ) that it may be responsible, along with at least two or three other large companies, for a suspected manufactured gas plant site in Biloxi. The Company has insufficient information at this time to determine the extent, if any, to which contamination is present or has impacted soil, groundwater or other conditions at the site. The Company intends to cooperate with the MDEQ and other identified parties in investigating the Biloxi site.

               SOUTHWESTERN ELECTRIC POWER COMPANY


Item   2.  Management's  Discussion  and  Analysis  of  Financial
           Condition and Results of Operations


     Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1993 Annual Report on Form 10-K and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1994. Reference is also made to the unaudited Financial Statements and related Notes to Financial Statements included herein. The information included therein should be read in conjunction with, and is essential in understanding, the following discussion and analysis.

REGULATORY MATTERS

      Reference  is  made  to Note 2 of the  Notes  to  Financial
Statements for a discussion of the Company's regulatory matters.

FINANCING AND CAPITAL RESOURCES

      At June 30, 1994, the Company's capitalization ratios were 50% common stock equity, 4% preferred stock, and 46% long-term debt. The Company anticipates that all funds required for its construction program for the remainder of 1994 will be provided from internal sources. The Company utilizes short-term debt to meet fluctuations in working capital requirements due to the seasonal nature of energy sales. The Company may need additional long-term financing during the period, depending on the timing of construction expenditures, but the nature, amount and timing of any financings have not been determined. The financial condition of the Company should allow the required funds to be obtained from the capital markets at reasonable rates.

RESTRUCTURING

      As previously reported, the Company and CSW have undertaken a restructuring and early retirement program designed to consolidate and restructure their operations in order to meet the challenges of the changing electric utility industry and to compete effectively in the years ahead. The underlying goal of restructuring is to enable the CSW Electric Operating Companies to focus on and be accountable for serving the customer. The Company's portion of the costs for the restructuring is expected to be approximately $25.2 million and was expensed in 1993. The Company does not expect any material additional restructuring costs in 1994. Approximately $17.8 million of the restructuring costs will be paid from general corporate funds. The remaining $7.4 million represents the present value of enhanced benefit amounts to be paid from the benefit plan trusts to participants over future years in accordance with the early retirement program. This amount will funded from general corporate funds to the benefit plan trusts over future years. The restructuring is expected to be substantially completed in 1994. Certain aspects of the restructuring may be subject to SEC approval.

     The Company expects to realize a number of benefits from the restructuring. Beginning in 1994 and continuing into the future, increased efficiencies and synergies are expected to be realized with the elimination of previously duplicated functions. This leads to enhanced communication and efficiency, which should translate into a reduction in the rate of growth of operating and maintenance costs. All restructuring costs are expected to be recovered within 18-24 months after implementation of the restructuring changes.

      A number of assumptions and judgments are built into these expected benefits. These assumptions may become inaccurate as a result of other costs and circumstances which are beyond the Company's control. If projections of future operating and maintenance costs are too low, the restructuring should mitigate any future increases in cost of service but may not result in any net operating and maintenance reduction overall. It is also assumed that staffing will be adequate at the new levels. The reductions in staff will increase the need for automation, with resulting increases in capital and maintenance costs. The Company is continuing to re-engineer its business practices.

COAL TRANSPORTATION CONTRACT

      During April 1994, the Company resolved a contractual dispute with Kansas City Southern Railway Company (KCS). As part of the settlement, the Company has entered into a new long-term contract with KCS for transportation of low-sulfur coal from Kansas City to the Company's Flint Creek and Welsh power plants. The settlement should provide the Company with additional operations flexibility and the Company's customers with savings in fuel costs.

WHOLESALE POWER CONTRACT

The City of Minden, Louisiana has agreed, commencing in 1995 after expiration of a contract with another supplier, to purchase power at wholesale from the Company for a period of 5 years with an option for an additional 5 years. The contract is expected to provide the Company with an additional 31 megawatt of electric load. The City of Minden has a population of approximately 15,000.

RESULTS OF OPERATIONS

QUARTER  ENDED JUNE 30, 1994 COMPARED TO THE QUARTER  ENDED  JUNE 30, 1993

      Net Income for Common Stock. Net income for common stock increased 22% to $25.0 million for the second quarter of 1994 as compared to the same period of 1993. The increase was due primarily to increased kilowatt-hour sales.

      Electric Operating Revenues. Operating revenues for the second quarter were $212.0 million, a 10% increase from revenues of $193.2 million in 1993. The $18.8 million increase was due primarily to a 16% increase in total kilowatt-hour sales resulting from increased weather related demand, the July 1993 acquisition of the Bossier Rural Electric Membership Corporation (BREMCO) and increased sales for resale to other utilities due to lower unit fuel costs as described below.

      Fuel. Fuel expense increased approximately $6.7 million or 8% due primarily to a 20% increase in generation partially offset by a decrease in the cost of fuel. The increase in generation was primarily a result of increased kilowatt-hour sales as previously discussed. The average unit fuel cost per million BTU decreased 9% from $1.90 in 1993 to $1.74 in 1994. This decrease was due primarily to the settlement of litigation with fuel suppliers.

      Purchased Power. Purchased power expense increased by approximately $1.5 million in the second quarter of 1994 as compared to the corresponding period in 1993 due to purchases under a contract negotiated with Cajun Electric Power Cooperative, Inc. in conjunction with the Company's acquisition of BREMCO.

      Expenses and Taxes. Depreciation expense increased 7% or approximately $1.4 million due to increases in depreciable property. The $1.6 million increase in Taxes, Other than Federal Income was due primarily to increased ad valorem taxes. Federal income taxes increased approximately $2.8 million or 38% as a result of higher pre-tax income.

      Interest  Charges.   Interest  expense  on  long-term  debt
increased $1.2 million, or 12% due to an increase in long-term debt outstanding.

SIX  MONTHS ENDED JUNE 30, 1994 COMPARED TO THE SIX MONTHS  ENDED
JUNE 30, 1993

      Net Income for Common Stock. Net income for common stock increased 8% for the six months ended June 30, 1994 as compared to the same period of 1993. The increase was due primarily to increased kilowatt-hour sales. This increase was partially offset by the restatement of 1993 financial information to reflect the change in the Company's method of recording unbilled revenues and the adoption of SFAS No. 112, Employers' Accounting for Postemployment Benefits.

      Electric Operating Revenues. Operating revenues rose 9% to approximately $402.0 million for the six months ended June 30, 1994. The increase was primarily the result of a 16% increase in total kilowatt-hour sales resulting from increased weather related demand, the acquisition of BREMCO and increased sales for resale to other utilities due to lower unit fuel costs as described below.

     Fuel. Fuel expense increased approximately $15.7 million or 10% due primarily to an 18% increase in generation partially offset by a decrease in the cost of fuel. The increase in generation was primarily a result of increased kwh sales as previously discussed. The average unit fuel cost per million BTU decreased 5% from $1.92 in 1993 to $1.81 in 1994. This decrease was due primarily to the settlement of litigation with fuel suppliers.

       Purchased Power. Purchased power expense increased approximately $3.5 million as compared to the first six months of 1993 due to purchases under a contract negotiated with Cajun Electric Power Cooperative, Inc. in conjunction with the Company's acquisition of BREMCO.

      Expenses and Taxes. Depreciation expense rose 7%, or approximately $2.6 million due primarily to increased depreciable plant. Taxes, Other than Federal Income increased approximately $2.8 million in 1994 compared to the same period in 1993 due primarily to an increase in ad valorem taxes. Federal income taxes increased approximately $3.9 million or 38% due to higher pre-tax income.

      Interest  Charges.   Interest  expense  on  long-term  debt
increased 6% or $1.3 million due primarily to an increase in long-term debt outstanding.

      Cumulative Effect of Changes in Accounting Principles. Accounting changes in 1993 includes the adoption of SFAS 112, Employers' Accounting for Postemployment Benefits. The Company also changed its method of accounting for unbilled revenues. These accounting changes had a cumulative effect of increasing six months ended June 30, 1993 net income by $3.4 million.

               SOUTHWESTERN ELECTRIC POWER COMPANY


                   PART II - OTHER INFORMATION


         For background and earlier developments relating to Part
II  information, reference is made to the Company's  1993  Annual
Report on Form 10-K and the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1994.


Item 1.  Legal Proceedings.

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



                                 SOUTHWESTERN ELECTRIC POWER COMPANY




Date  August 12, 1994             R. RUSSELL DAVIS
                                  R. Russell Davis
                                  Controller and Chief Accounting Officer