Form 10-Q/A
period 2002-03-31
SOUTHWESTERN ELECTRIC POWER CO
filed 2002-06-17
CIK 92487

The 10Q for the first quarter of 2002 has been revised as follows:

              SOUTHWESTERN ELECTRIC POWER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  Three Months Ended March 31,
                                                                    2002                  2001
                                                                    ----                  ----
                                                                         (in thousands)
Line originally read as follows:
   Change in Other Assets                                          19,981               (1,391)

Revised to:
   Change in Other Assets                                           7,457               (1,391)


All other items remain as originally filed.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For The Quarterly Period Ended MARCH 31, 2002
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For The Transition Period from to

Commission                  Registrant, State of Incorporation                        I.R. S. Employer
File Number                 Address, and Telephone Number                             Identification No.
-----------                 -----------------------------                             ------------------

1-3525                      AMERICAN ELECTRIC POWER COMPANY, INC.                     13-4922640
                            (A New York Corporation)
0-18135                     AEP GENERATING COMPANY (An Ohio Corporation)              31-1033833
1-3457                      APPALACHIAN POWER COMPANY (A Virginia Corporation)        54-0124790
0-346                       CENTRAL POWER AND LIGHT COMPANY (A Texas Corporation)     74-0550600
1-2680                      COLUMBUS SOUTHERN POWER COMPANY (An Ohio Corporation)     31-4154203
1-3570                      INDIANA MICHIGAN POWER COMPANY (An Indiana Corporation)   35-0410455
1-6858                      KENTUCKY POWER COMPANY (A Kentucky Corporation)           61-0247775
1-6543                      OHIO POWER COMPANY (An Ohio Corporation)                  31-4271000
0-343                       PUBLIC SERVICE COMPANY OF OKLAHOMA                        73-0410895
                            (An Oklahoma Corporation)
1-3146                      SOUTHWESTERN ELECTRIC POWER COMPANY                       72-0323455
                            (A Delaware Corporation)
0-340                       WEST TEXAS UTILITIES  COMPANY (A Texas  Corporation)
                            75-0646790  1  Riverside   Plaza,   Columbus,   Ohio
                            43215-2373 Telephone (614) 223-1000

AEP Generating Company, Columbus Southern Power Company, Kentucky Power Company, Public Service Company of Oklahoma and West Texas Utilities Company meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H(2) to Form 10-Q.


Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.


                                  Yes       X         No
                                        --------          --------


The number of shares outstanding of American Electric Power Company, Inc. Common Stock, par value $6.50, at April 30, 2002 was 322,822,489.

         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES

                                    FORM 10-Q

                      For The Quarter Ended March 31, 2002
                                    CONTENTS

                                                                                                                    Page
        Glossary of Terms                                                                                           i - ii
        Forward-Looking Information                                                                                 iii

   Part I.  FINANCIAL INFORMATION
     Items          1 and 2 Financial Statements and Management's Discussion and
                    Analysis of Results of Operations:

                         American Electric Power Company, Inc. and Subsidiary Companies:
                              Management's Discussion and Analysis of Results of Operations                         A-1 - A-6
                              Consolidated Financial Statements                                                     A-7 - A-11

                         AEP Generating Company:
                              Management's Narrative Analysis of Results of Operations                              B-1
                              Financial Statements                                                                  B-2 - B-5

                         Appalachian Power Company, Inc. and Subsidiaries:
                              Management's Discussion and Analysis of Results of Operations                         C-1 - C-4
                              Consolidated Financial Statements                                                     C-5 - C-9

                         Central Power and Light Company and Subsidiaries:
                              Management's Discussion and Analysis of Results of Operations                         D-1 - D-4
                              Consolidated Financial Statements                                                     D-5 - D-8

                         Columbus Southern Power Company and Subsidiaries:
                              Management's Narrative Analysis of Results of Operations                              E-1 - E-5
                              Consolidated Financial Statements                                                     E-6 - E-9

                         Indiana Michigan Power Company and Subsidiaries:
                              Management's Discussion and Analysis of Results of Operations                         F-1 - F-5
                              Consolidated Financial Statements                                                     F-6 - F-10

                         Kentucky Power Company
                              Management's Narrative Analysis of Results of Operations                              G-1 - G-4
                              Financial Statements                                                                  G-5 - G-9

                         Ohio Power Company and Subsidiaries:
                              Management's Discussion and Analysis of Results of Operations                         H-1 - H-4
                              Consolidated Financial Statements                                                     H-5 - H-9

                         Public Service Company of Oklahoma and Subsidiaries:
                              Management's Narrative Analysis of Results of Operations                              I-1 - I-4
                              Consolidated Financial Statements                                                     I-5 - I-8

                         Southwestern Electric Power Company and Subsidiaries:
                              Management's Discussion and Analysis of Results of Operations                         J-1 - J-4
                              Consolidated Financial Statements                                                     J-5 - J-8

                         West Texas Utilities Company:
                              Management's Narrative Analysis of Results of Operations                              K-1 - K-4
                              Financial Statements                                                                  K-5 - K-8

                              Footnotes to Financial Statements                                                     L-1 - L-11


           Item 2.        Registrants' Combined Management Discussion and Analysis of
                                 Financial Condition, Contingencies  and Other Matters                              M-1 - M-7
           Item 3.        Quantitative and Qualitative Disclosures About Market Risk                                N-1 - N-8

       Part II.           OTHER INFORMATION
           Item 5.            Other Information                                                                     O-1
           Item 6.            Exhibits and Reports on Form 8-K                                                      O-1
                                     (a)  Exhibits
                                           Exhibit 12
                                     (b)  Reports on Form 8-K

SIGNATURE                                                                                                           P-1

     This combined Form 10-Q is separately filed by American Electric Power Company, Inc., AEP Generating Company, Appalachian Power Company, Central Power and Light Company, Columbus Southern Power Company, Indiana Michigan Power Company, Kentucky Power Company, Ohio Power Company, Public Service Company of Oklahoma, Southwestern Electric Power Company and West Texas Utilities Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.

                                GLOSSARY OF TERMS
         When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

               Term                                Meaning

2004 True-up Proceeding............ A filing to be made after January 10, 2004 under the Texas Legislation to finalize the amount of stranded costs and the recovery of such costs.
AEGCo.............................. AEP Generating Company, an electric utility subsidiary of AEP.
AEP................................ American Electric Power Company, Inc.
AEP Consolidated................... AEP and its majority owned subsidiaries consolidated.
AEP Credit, Inc.................... AEP Credit, Inc., a subsidiary of AEP which factors accounts receivable and accrued utility revenues for affiliated and unaffiliated domestic electric utility companies.
AEP East electric operating
companies.......................... APCo, CSPCo, I&M, KPCo and OPCo.
AEPR............................... AEP Resources, Inc.
AEP System or the System........... The American Electric Power System, an integrated electric utility system, owned and operated by AEP's electric utility subsidiaries.
AEPSC.............................. American Electric Power Service Corporation, a service subsidiary providing management and professional services to AEP and its subsidiaries.
AEP Power Pool..................... AEP System Power Pool. Members are APCo, CSPCo, I&M, KPCo and OPCo.  The Pool shares the generation, cost of generation and resultant wholesale system sales of the member companies.
AEP West electric operating
companies.......................... CPL, PSO, SWEPCo and WTU.
Alliance RTO....................... Alliance Regional Transmission Organization, an ISO formed by AEP and four unaffiliated utilities.
Amos Plant......................... John E. Amos Plant, a 2,900 MW generation station jointly owned and operated by APCo and
                                            OPCo.
APCo............................... Appalachian Power Company, an AEP electric utility subsidiary.
Buckeye............................ Buckeye Power, Inc., an unaffiliated corporation.
COLI............................... Corporate owned life insurance program.
Cook Plant......................... The Donald C. Cook Nuclear Plant, a two-unit, 2,110 MW nuclear plant owned by I&M.
CPL................................ Central Power and Light Company, an AEP electric utility subsidiary.
CSPCo.............................. Columbus Southern Power Company, an AEP electric utility subsidiary.
CSW...............................  Central and South West Corporation, a subsidiary of AEP.
CSW Energy......................... CSW Energy, Inc., an AEP subsidiary which invests in energy projects and builds power plants.
CSW International.................. CSW International, Inc., an AEP subsidiary which invests in energy projects and entities outside the United States.
D.C. Circuit Court................. The United States Court of Appeals for the District of Columbia Circuit.
DOE................................ United States Department of Energy.
EITF............................... The Financial Accounting Standards Board's Emerging Issues Task Force.
ERCOT.............................. The Electric Reliability Council of Texas.
FASB............................... Financial Accounting Standards Board.
Federal EPA........................ United States Environmental Protection Agency.
FERC............................... Federal Energy Regulatory Commission.
GAAP............................... Generally Accepted Accounting Principles.
I&M................................ Indiana Michigan Power Company, an AEP electric utility subsidiary.
IRS................................ Internal Revenue Service.
IURC............................... Indiana Utility Regulatory Commission.
ISO................................ Independent system operator.
KPCo............................... Kentucky Power Company, an AEP electric utility subsidiary.
KPSC............................... Kentucky Public Service Commission.
KWH................................ Kilowatthour.
LIG................................ Louisiana Intrastate Gas.
Michigan Legislation............... The Customer Choice and Electricity Reliability Act, a Michigan law which provides for customer choice of electricity supplier.
MLR................................ Member load ratio, the method used to allocate AEP Power Pool transactions to its members.
Money Pool......................... AEP System's Money Pool.
MPSC............................... Michigan Public Service Commission.
MTN................................ Medium Term Notes.
MW................................. Megawatt.
MWH................................ Megawatthour.
NEIL............................... Nuclear Electric Insurance Limited.
NOx................................ Nitrogen oxide.
NOx Rule........................... A final rules issued by Federal EPA which requires NOx reductions in 22 eastern states including seven of the states in which AEP companies operates.
NRC................................ Nuclear Regulatory Commission.
Ohio Act........................... The Ohio Electric Restructuring Act of 1999.
Ohio EPA........................... Ohio Environmental Protection Agency.
OPCo..............................  Ohio Power Company, an AEP electric utility subsidiary.
PJM................................ Pennsylvania - New Jersey - Maryland regional transmission organization.
PSO................................ Public Service Company of Oklahoma, an AEP electric utility subsidiary.
PUCO............................... The Public Utilities Commission of Ohio.
PUCT............................... The Public Utility Commission of Texas.
PUHCA.............................. Public Utility Holding Company Act of 1935, as amended.
PURPA.............................. The Public Utility Regulatory Policies Act of 1978.
RCRA............................... Resource Conservation and Recovery Act of 1976, as amended.
Registrant Subsidiaries............ AEP subsidiaries who are SEC registrants; AEGCo, APCo, CPL, CSPCo, I&M, KPCo, OPCo, PSO,
                                            SWEPCo and WTU.
Rockport Plant..................... A generating plant, consisting of two 1,300 MW coal-fired generating units near Rockport,
                                            Indiana owned by AEGCo and I&M.
RTO................................ Regional Transmission Organization.
SEC................................ Securities and Exchange Commission.
SFAS............................... Statement of Financial Accounting Standards issued by the Financial Accounting Standards
                                            Board.
SFAS 71............................ Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain
                                                                                        -------------------------------------
                                            Types of Regulation.
                                            -------------------
SFAS 101........................... Statement of Financial Accounting Standards No. 101, Accounting for the Discontinuance of
                                                                                         ------------------------------------
                                            Application of Statement 71.
SFAS 121........................... Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of
                                                                                         --------------------------------
                                            Long-Lived Assets and for Long-Lived Assets to be Disposed of.
                                            --------------------------------------------------------------
SFAS 133........................... Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments
                                                                                         -------------------------------------
                                            and Hedging Activities.
SNF................................ Spent Nuclear Fuel.
SPP................................ Southwest Power Pool.
STP................................ South Texas Project Nuclear Generating Plant, owned 25.2% by Central Power and Light
                                            Company, an AEP electric utility subsidiary .
SWEPCo............................. Southwestern Electric Power Company, an AEP electric utility subsidiary.
Texas Restructuring Legislation....
                                    Legislation  enacted in 1999 to  restructure
the electric utility industry in Texas.
TVA ............................... Tennessee Valley Authority.
U.K................................ The United Kingdom.
VaR................................ Value at Risk, a method to quantify risk exposure.
Virginia SCC....................... Virginia State Corporation Commission.
WPCo............................... Wheeling Power Company, an AEP electric distribution subsidiary.
WTU................................ West Texas Utilities Company, an AEP electric utility subsidiary.
Zimmer Plant....................... William H. Zimmer Generating Station, a 1,300 MW coal-fired unit owned 25.4% by Columbus
                   Southern Power Company, an AEP subsidiary.

     FORWARD-LOOKING INFORMATION

     This report made by AEP and certain of its subsidiaries contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Although AEP and each of its subsidiaries believe that their expectations are based on reasonable assumptions, any such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. Among the factors that could cause actual results to differ materially from those in the forward-looking statements are:

o        Electric load and customer growth.
o        Abnormal weather conditions.
o        Available sources and costs of fuels.
o        Availability of generating capacity.
o The speed and degree to which competition is introduced to our power generation business.
o The structure and timing of a competitive market and its impact on energy prices or fixed rates.
o        The ability to recover  stranded costs in  connection  with
         possible/proposed   deregulation  of  generation.
o        New legislation and government regulations.
o        The ability of AEP to successfully control its costs.
o        The success of new business ventures.
o        International developments affecting AEP's foreign investments.
o        The economic climate and growth in AEP's service territory.
o        Inflationary trends.
o        Electricity and gas market prices.
o        Interest rates
o        Other risks and unforeseen events.

         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                    FIRST QUARTER 2002 vs. FIRST QUARTER 2001

        American Electric Power Company, Inc.'s (AEP) principal operating business segments and their major activities are:

o        Wholesale
         o Generation of electricity for sale to retail and wholesale customers
         o        Gas pipeline and storage services
         o        Marketing and trading of electricity, gas and coal
         o Coal mining, bulk commodity barging operations and other energy supply related business.
o        Energy Delivery
         o        Domestic electricity transmission,
         o        Domestic electricity distribution
o        Other Investments
         o        Foreign electric distribution and supply investments,
         o        Telecommunication services.

Net Income

        First quarter 2002 net income of $181 million or $0.56 per share was down 32% from last year's earnings of $266 million or $0.83 per share. Unfavorable market conditions and the effect of a March 2001 gain on the sale of the Frontera power plant caused the earnings decline.

Critical Accounting Policies - Revenue Recognition
Regulatory Accounting - As the owner of cost-based rate-regulated electric public utility companies, AEP Co., Inc.'s consolidated financial statements reflect the actions of regulators that can result in the recognition of revenues and expenses in different time periods than enterprises that are not rate regulated. In accordance with SFAS 71, regulatory assets (deferred expenses) and regulatory liabilities (future revenue reductions or refunds) are recorded to reflect the economic effects of regulation by matching expenses with their recovery through regulated revenues in the same accounting period.
        When regulatory assets are probable of recovery through regulated rates, we record them as assets on the balance sheet. We test for probability of recovery whenever new events occur, for example a regulatory commission order or passage of new legislation. If we determine that recovery of a regulatory asset is no longer probable, we write off that regulatory asset as a charge against net income. A write off of regulatory assets may also reduce future cash flows since there may be no recovery through regulated rates.

Traditional Electricity Supply and Delivery Activities - We recognize revenues on an accrual basis for electricity supply sales and electricity transmission and distribution delivery services. The revenues are recognized in our income statement when the energy is delivered to the customer and include unbilled as well as billed amounts. In general expenses are recorded when incurred.

Domestic Gas Pipeline and Storage Activities - We recognize revenues from domestic gas pipeline and storage services when gas is delivered to contractual meter points or when services are provided. Transportation and storage revenues also include the accrual of earned, but unbilled and/or not yet metered gas.

Energy Marketing and Trading Activities - We engage in non-regulated wholesale electricity and natural gas marketing and trading transactions (trading activities). Trading activities involve the purchase and sale of energy under forward contracts at fixed and variable prices and the buying and selling of financial energy contracts which include exchange futures and options and over-the-counter options and swaps. Although trading contracts are generally short-term, there are also long-term trading contracts. We recognize revenues from trading activities generally based on changes in the fair value of open energy trading contracts.
         Recording the net change in the fair value of open trading contracts as revenues prior to settlement is commonly referred to as mark-to-market (MTM) accounting. Under MTM accounting the change in the unrealized gain or loss throughout a contract's term is recognized in each accounting period. When the contract actually settles, that is, the energy is actually delivered in a sale or received in a purchase or the parties agree to forego delivery and receipt and net settle in cash, the unrealized gain or loss is reversed out of revenues and the actual realized cash gain or loss is recognized in revenues for a sale or in purchased energy expense for a purchase. Therefore, over the term of a trading contract an unrealized gain or loss is recognized as the contract's market value changes. When the contract settles the total gain or loss is realized in cash but only the difference between the accumulated unrealized net gains or losses recorded in prior months and the cash proceeds is recognized. Unrealized mark-to-market gains and losses are included in the Balance Sheet as energy trading and derivative contract assets or liabilities.
         The majority of our trading activities represent physical forward electricity and gas contracts that are typically settled by entering into offsetting contracts. An example of our trading activities is when, in January, we enter into a forward sales contract to deliver electricity or gas in July. At the end of each month until the contract settles in July, we would record any difference between the contract price and the market price as an unrealized gain or loss in revenues. In July when the contract settles, we would realize a gain or loss in cash and reverse to revenues the previously recorded cumulative unrealized gain or loss. Prior to settlement, the change in the fair value of physical forward sale and purchase contracts is included in revenues on a net basis. Upon settlement of a forward trading contract, the amount realized is included in revenues for a sales contract and the realized cost is included in purchased energy expense for a purchase contract with the prior change in unrealized fair value reversed in revenues.
         Continuing with the above example, assume that later in January or sometime in February through July we enter into an offsetting forward contract to buy electricity or gas in July. If we do nothing else with these contracts until settlement in July and if the commodity type, volumes, delivery point, schedule and other key terms match then the difference between the sale price and the purchase price represents a fixed value to be realized when the contracts settle in July. If the purchase contract is perfectly matched with the sales contract, we have effectively fixed the profit or loss; specifically it is the difference between the contracted settlement price of the two contracts. Mark-to-market accounting for these contracts from this point forward will have no further impact on operating results but has an offsetting and equal effect on trading contract assets and liabilities. Of course we could have also done a similar transaction but enter into a purchase contract prior to entering into a sales contract. If the sale and purchase contracts do not match exactly as to commodity type, volumes, delivery point, schedule and other key terms, then there could be continuing mark-to-market effects on revenues from recording additional changes in fair values using mark-to-market accounting.
         Trading of electricity and gas options, futures and swaps, represents financial transactions with unrealized gains and losses from changes in fair values reported net in revenues until the contracts settle. When these contracts settle, we record the net proceeds in revenues and reverse to revenues the prior cumulative unrealized net gain or loss.
         The fair value of open short-term trading contracts are based on exchange prices and broker quotes. We mark-to-market open long-term trading contracts based mainly on Company-developed valuation models. These models estimate future energy prices based on existing market and broker quotes and supply and demand market data and assumptions. The fair values determined are reduced by reserves to adjust for credit risk and liquidity risk. Credit risk is the risk that the counterparty to the contract will fail to perform or fail to pay amounts due AEP. Liquidity risk represents the risk that imperfections in the market will cause the price to be less than or more than what the price should be based purely on supply and demand. There are inherent risks related to the underlying assumptions in models used to fair value open long-term trading contracts. We have independent controls to evaluate the reasonableness of our valuation models. However, energy markets, especially electricity markets, are imperfect and volatile and unforeseen events can and will cause reasonable price curves to differ from actual prices throughout a contract's term and when contracts settle. Therefore, there could be significant adverse or favorable effects on future results of operations and cash flows if market prices at settlement do not correlate with the Company-developed price models. This is particularly true for long-term contracts.
         We also mark-to-market derivatives that are not trading contracts in accordance with generally accepted accounting principles. Derivatives are contracts whose value is derived from the market value of an underlying commodity.
         As stated above, AEP records and reports upon settlement sales under forward trading contracts as revenues and purchases under forward trading contracts as purchased energy expense. If settled forward sale and purchase contracts were reported on a net basis, the amounts of revenues and purchased energy expense reported would have been:

                                                             Three Months Ended March 31,
                                                              2002                         2001
                                                                     (in millions)
                                               Gross          Net          Gross          Net
                                               -----          ---          -----          ---
Revenues:
    Electricity Marketing and Trading         $ 8,524       $1,999        $ 9,272         $2,103
    Gas Marketing and Trading                   3,591          382          3,606            262
    Domestic Electricity Delivery                 798          798            789            789
    Other Investments                             501          501            568            568
                                              -------       ------        -------         ------
    Total                                     $13,414       $3,680        $14,235         $3,722
                                              =======       ======        =======         ======

                                               Gross         Net           Gross          Net
                                               -----         ---           -----          ---
Fuel and Purchased Energy Expense:
    Electricity Marketing and Trading         $ 7,289        $  764        $ 8,221         $1,052
    Gas Marketing and Trading                   3,673           464          3,538            194
    Other Investments                             345           345            343            343
                                              -------        ------        -------         ------
    Total                                     $11,307        $1,573        $12,102         $1,589
                                              =======        ======        =======         ======

         We defer as regulatory assets or liabilities the effect on net income of marking to market open forward electricity trading contracts in our regulated jurisdictions since these transactions are included in cost of service on a settlement basis for ratemaking purposes. Changes in mark-to-market valuations impact net income in our non-regulated gas and electricity business.
         Volatility in energy commodities markets affects the fair values of all of our open trading and derivative contracts exposing AEP to market risk and causing our results of operations to be subject to volatility. See "Quantitative and Qualitative Disclosures Market Risks" section of this report for a discussion of the policies and procedures AEP uses to manage its exposure to market and other risks from trading activities.
RESULTS OF OPERATIONS
        Net income for the first quarter of 2002 decreased by $85 million from last year's results due to the effects of the sale of Frontera power plant in the first quarter of 2001 and strong performance last year from the wholesale business reflecting market conditions that were more favorable than in 2002. Lower energy demand in the first quarter of 2002 depressed margins from wholesale electric and gas marketing and trading. In March 2001 we completed the sale of Frontera, one of the generating plants required to be divested under the FERC approved merger settlement agreements. The sale resulted in a $46 million after tax gain.
                                              Increase (Decrease)
                                                   (in millions)             %
                                                                             -
Revenues:
    Electric Marketing and Trading                 $(748)                    (8)
    Gas Marketing and Trading                        (15)                     -
    Domestic Electricity Delivery                      9                      1
    Other Investments                                 (67)                  (12)
                                                      ---
                                                    $(821)                   (6)
                                                    =====

        The decline in revenues is mainly due to a decrease in electric marketing and trading revenues. The decrease was driven largely by a decline in demand due to mild weather and the slow recovery from the economic recession. Heating degree days for the first quarter of 2002 were down 13.2 % from the same quarter last year. Electricity sales to industrial customers decreased 7.1% from the same period last year. The increase in gas trading volume can be attributed to the acquisition of Houston Pipe Line (HPL) and expansion of our gas trading operations around the pipeline. Revenues from other investments declined due to
a  decrease  in  SEEBOARD  revenues   resulting  from  regulator  imposed  price
reductions.
                                           Increase (Decrease)
                                           (in millions)             %
                                                                     -
Fuel and Purchased Energy Expense:
    Electric Marketing and Trading          $(932)                 (11)
    Gas Marketing and Trading                 135                    4
    Other Investments                           2                    1
                                                -
Total Fuel and Purchased Energy Expense      (795)                  (7)
Maintenance and Other Operation Expense        84                    9
Depreciation and Amortization Expense          23                    7
Taxes Other Than Income Taxes                  18                   11
                                               --

Total Operating Expenses                    $(670)                  (5)
                                            =====

        The decrease in fuel and purchased energy expense was primarily attributable to a reduction in power generation and purchases and lower fuel costs reflecting lower market prices than in the first quarter of 2001. Net generation decreased 5% from last year due to the reduced demand for electricity and planned maintenance outages for various plants. The cost of purchased power for resale was also lower due to reduced demand, a continuation of the market conditions that developed in the fourth quarter of 2001. The increase in gas marketing and trading purchased energy expense was primarily due to the acquisition of HPL and expansion of gas trading activity around the pipeline.
        Maintenance and other operation expense increased largely as a result of material and labor costs incurred in connection with the construction of gas-fired plants for third parties plus the expenses of MEMCO, a barging line; Quaker Coal; and two power plants in the UK, all recently acquired businesses. These cost increases were partially offset by a reduction in trading incentive compensation. Project fees for the construction of gas-fired plants for third parties are recognized in revenues on a percentage of completion method, consequently, the charges to expense for material and labor costs do not adversely affect net income.
        Other income decreased due to the gain from the sale of Frontera in 2001.
        Other expenses increased due to a write off of goodwill on Gas Power Systems resulting from management's decision to exit the business (See Note 2).

        The decrease in income taxes is predominately due to a decrease in pre-tax income and changes in certain book/tax timing differences accounted for on a flow-through basis.
        The decrease in interest was primarily due to a decrease in the outstanding balance of long-term debt since the first quarter of 2001, the refinancing of debt at favorable interest rates and a reduction in short-term interest rates.

         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (in millions, except per-share amounts)
                                   (UNAUDITED)
                                                            Three Months Ended March 31,
                                                             2002                  2001
                                                             ----                  ----
REVENUES:
   Electricity Marketing and Trading                       $ 8,524               $ 9,272
   Gas Marketing and Trading                                 3,591                 3,606
   Domestic Electricity Delivery                               798                   789
   Other Investments                                           501                   568
                                                           -------               -------
               TOTAL REVENUES                               13,414                14,235
                                                           -------               -------
EXPENSES:
   Fuel and Purchased Energy:
     Electricity Marketing and Trading                       7,289                 8,221
     Gas Marketing and Trading                               3,673                 3,538
     Other Investments                                         345                   343
                                                           -------               -------
               TOTAL FUEL AND PURCHASED ENERGY              11,307                12,102
   Maintenance and Other Operation                           1,042                   958
   Depreciation and Amortization                               359                   336
   Taxes Other Than Income Taxes                               186                   168
                                                           -------               -------
               TOTAL OPERATING EXPENSES                     12,894                13,564
                                                           -------               -------

OPERATING INCOME                                               520                   671

OTHER INCOME                                                    17                    53

OTHER EXPENSES                                                  22                    19

LESS: INTEREST                                                 228                   266
         PREFERRED STOCK DIVIDEND REQUIREMENTS OF
           SUBSIDIARIES                                          2                     3
         MINORITY INTEREST IN FINANCE SUBSIDIARY                 9                  -
                                                           -------               -------
                                                               239                   269

INCOME BEFORE INCOME TAXES                                     276                   436

INCOME TAXES                                                    95                   170
                                                           -------               -------

NET INCOME                                                 $   181               $   266
                                                           =======               =======

AVERAGE NUMBER OF SHARES OUTSTANDING                           322                   322
                                                               ===                   ===

EARNINGS PER SHARE (Basic and Dilutive):                     $0.56                 $0.83
                                                             =====                 =====

CASH DIVIDENDS PAID PER SHARE                                $0.60                 $0.60
                                                             =====                 =====

See Notes to Financial Statements beginning on page L-1.

         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                       March 31, 2002           December 31, 2001
                                                       --------------           -----------------
                                                                        (in millions)
ASSETS
------
CURRENT ASSETS:
    Cash and Cash Equivalents                                $   306                       $   333
    Accounts Receivable (net)                                  2,554                         1,882
    Fuel, Materials and Supplies                                 963                         1,066
    Energy Trading and Derivative Contracts                    9,327                         8,572
    Other                                                      1,130                           710
                                                             -------                       -------

       TOTAL CURRENT ASSETS                                   14,280                        12,563
                                                             -------                       -------

PROPERTY, PLANT AND EQUIPMENT:
   Electric:
     Production                                               17,483                        17,477
     Transmission                                              5,937                         5,879
     Distribution                                             11,431                        11,310
   Other (including gas, coal mining and
     nuclear fuel)                                             4,838                         4,941
   Construction Work in Progress                               1,179                         1,102
                                                             -------                       -------
       Total Property, Plant and Equipment                    40,868                        40,709
   Accumulated Depreciation and Amortization                  16,421                        16,166
                                                             -------                       -------

       NET PROPERTY, PLANT AND EQUIPMENT                      24,447                        24,543
                                                             -------                       -------

REGULATORY ASSETS                                              2,573                         3,162
                                                             -------                       -------

SECURITIZED TRANSITION ASSET                                     758                          -
                                                             -------                       -------

INVESTMENTS IN POWER, DISTRIBUTION AND
  COMMUNICATIONS PROJECTS                                        599                           677
                                                             -------                       -------

GOODWILL                                                       1,591                         1,546
                                                             -------                       -------

INTANGIBLE ASSETS                                                471                           441
                                                             -------                       -------

LONG-TERM ENERGY TRADING AND DERIVATIVE CONTRACTS              3,268                         2,370
                                                             -------                       -------

OTHER ASSETS                                                   2,166                         1,979
                                                             -------                       -------

          TOTAL                                              $50,153                       $47,281
                                                             =======                       =======

See Notes to Financial Statements beginning on page L-1.

         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                             March 31, 2002           December 31, 2001
                                                             --------------           -----------------
                                                                            (in millions)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                                                  $ 2,162                    $ 2,245
  Short-term Debt                                                     3,984                      4,025
  Long-term Debt Due Within One Year                                  1,231                      1,430
  Energy Trading And Derivative Contracts                             9,231                      8,311
  Other                                                               2,519                      2,088
                                                                    -------                    -------

       TOTAL CURRENT LIABILITIES                                     19,127                     18,099
                                                                    -------                    -------

LONG-TERM DEBT                                                       10,571                      9,753
                                                                    -------                    -------

LONG-TERM ENERGY TRADING AND DERIVATIVE CONTRACTS                     3,066                      2,183
                                                                    -------                    -------

DEFERRED INCOME TAXES                                                 4,765                      4,823
                                                                    -------                    -------

DEFERRED INVESTMENT TAX CREDITS                                         482                        491
                                                                    -------                    -------

DEFERRED CREDITS AND REGULATORY LIABILITIES                           1,175                        948
                                                                    -------                    -------

DEFERRED GAIN ON SALE AND LEASEBACK -
  ROCKPORT PLANT UNIT 2                                                 192                        194
                                                                    -------                    -------

OTHER NONCURRENT LIABILITIES                                          1,362                      1,334
                                                                    -------                    -------

COMMITMENTS AND CONTINGENCIES (Note 8)

CERTAIN SUBSIDIARY OBLIGATED, MANDATORILY REDEEMABLE,
  PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING
  SOLELY JUNIOR SUBORDINATED DEBENTURES OF SUCH
  SUBSIDIARIES                                                          321                        321
                                                                    -------                    -------

MINORITY INTEREST IN FINANCE SUBSIDIARY                                 750                        750
                                                                    -------                    -------

CUMULATIVE PREFERRED STOCKS OF SUBSIDIARIES                             156                        156
                                                                    -------                    -------

COMMON SHAREHOLDERS' EQUITY Common Stock-Par Value $6.50:
                                2002           2001
                                ----           ----
      Shares Authorized.. . 600,000,000     600,000,000
      Shares Issued. . . . .331,618,850     331,234,997
      (8,999,992 shares were held in treasury at
       March 31, 2002 and December 31, 2001)                          2,156                      2,153
  Paid-in Capital                                                     2,912                      2,906
  Accumulated Other Comprehensive Income (Loss)                        (170)                      (126)
  Retained Earnings                                                   3,288                      3,296
                                                                    -------                    -------

          TOTAL COMMON SHAREHOLDERS' EQUITY                           8,186                      8,229
                                                                    -------                    -------

              TOTAL                                                 $50,153                    $47,281
                                                                    =======                    =======

See Notes to Financial Statements beginning on page L-1.

         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Three Months Ended March 31,
                                                                    2002                   2001
                                                                    ----                   ----
                                                                         (in millions)
OPERATING ACTIVITIES:
   Net Income                                                      $ 181                 $ 266
   Adjustments for Noncash Items:
      Depreciation and Amortization                                  362                   352
      Deferred Federal Income Taxes                                  (63)                   68
      Deferred Investment Tax Credits                                 (9)                   (9)
      Net Mark to Market Adjustment of Energy Trading Contracts      219                   (57)
   Changes in Certain Current Assets and Liabilities:
      Accounts Receivable (net)                                     (832)                  615
      Fuel, Materials and Supplies                                   100                   (13)
      Accrued Utility Revenues                                       (55)                   39
      Prepayments and Other                                          (58)                  (68)
      Accounts Payable                                                20                  (499)
      Taxes Accrued                                                    8                    15
      Interest Accrued                                               106                    65
      Rent Accrued - Rockport Plant Unit 2                            37                    37
   Option Premiums                                                    52                   156
   Change in Other Assets                                           (339)                 (378)
   Change in Other Liabilities                                       257                    (5)
                                                                   -----                 -----
          Net Cash Flows From Operating Activities                   (14)                  584
                                                                   -----                 -----

INVESTING ACTIVITIES:
  Construction Expenditures                                         (353)                 (315)
  Other                                                              (25)                  109
                                                                   -----                 -----
          Net Cash Flows Used For Investing Activities              (378)                 (206)
                                                                   -----                 -----

FINANCING ACTIVITIES:
  Issuance of Common Stock                                            14                     3
  Issuance of Long-term Debt                                         914                   132
  Change in Short-term Debt (net)                                    (41)                 (266)
  Retirement of Long-term Debt                                      (313)                 (209)
  Dividends Paid on Common Stock                                    (193)                 (193)
                                                                   -----                 -----
            Net Cash Flows Used For Financing Activities             381                  (533)
                                                                   -----                 -----

Effect of Exchange Rate Change on Cash                               (16)                   (7)
                                                                   -----                 -----

Net Decrease in Cash and Cash Equivalents                            (27)                 (162)
Cash and Cash Equivalents at Beginning of Period                     333                   437
                                                                   -----                 -----
Cash and Cash Equivalents at End of Period                         $ 306                 $ 275
                                                                   =====                 =====

Supplemental Disclosure:
Cash paid for interest net of capitalized amounts was $126 million and $115 million and for income taxes was $94 million and $178 million in 2002 and 2001, respectively. Noncash acquisitions under capital leases were none in 2002 and $19 million in 2001, respectively.

See Notes to Financial Statements beginning on page L-1.

         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
 CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                                                                  Accumulated
                                                                                     Other
                                        Common       Paid-in          Retained   Comprehensive
                                        Stock        Capital          Earnings     Income (Loss)          Total
                                        -----        -------          --------   --------------           -----
                                                           (in millions)
JANUARY 1, 2001                         $2,152        $2,915            $3,090           $(103)          $8,054
Issuance of Common Stock                                   4                                                  4
Common Stock Dividends                                                    (193)                            (193)
Other                                                     (5)                                                (5)
                                                                                                         ------
                                                                                                          7,860
Comprehensive Income:
  Other Comprehensive Income,
   Net of Taxes
     Currency Translation Adjustment                                                       (82)             (82)
     Unrealized Gain on Securities                                                          13               13
  Net Income                                                               266                              266
                                                                                                         ------
     Total Comprehensive Income                                                                             197
                                        ------        ------            ------           -----           ------

MARCH 31, 2001                          $2,152        $2,914            $3,163           $(172)          $8,057
                                        ======        ======            ======           =====           ======



JANUARY 1, 2002                         $2,153        $2,906            $3,296           $(126)          $8,229
Issuance of Common Stock                     3                                                                3
Common Stock Dividends                                                    (193)                            (193)
Other                                                      6                 4                               10
                                                                                                         ------
                                                                                                          8,049
Comprehensive Income:
  Other Comprehensive Income,
   Net of Taxes
    Currency Translation Adjustment                                                         (6)              (6)
    Unrealized Loss on Cash Flow
      Hedges                                                                               (38)             (38)
   Net Income                                                              181                              181
                                                                                                         ------
     Total Comprehensive Income                                                                             137
                                        ------        ------            ------            -----          ------

MARCH 31, 2002                          $2,156        $2,912            $3,288           $(170)          $8,186
                                        ======        ======            ======           =====           ======

See Notes to Financial Statements beginning on page L-1.

                             AEP GENERATING COMPANY
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

                    FIRST QUARTER 2002 vs. FIRST QUARTER 2001

        Operating revenues are derived from the sale of Rockport Plant energy and capacity to two affiliated companies pursuant to FERC approved long-term unit power agreements. The unit power agreements provide for recovery of costs including a FERC approved rate of return on common equity and a return on other capital net of temporary cash investments.
        Net income declined $87,000 for the first quarter.
        A decrease in operating revenues of $10,632,000 resulted from a decrease in recoverable expenses, primarily fuel, as generation declined due to a decrease in the Rockport Plant's availability. Outages for planned maintenance at both units in 2002 decreased the Rockport Plant's generation by 32%.
        Operating expenses declined 18% as follows:
                                          Increase (Decrease)
                                          -------------------
                                          (in thousands)         %
                                          --------------         -

Fuel                                         $(10,145)         (37)
Rent - Rockport Plant
  Unit 2                                         -               -
Other Operation                                   264            9
Maintenance                                     1,050           55
Depreciation                                       47            1
Taxes Other Than Income
  Taxes                                            10            1
Income Taxes                                   (1,818)         (74)
                                             --------
    Total                                    $(10,592)         (18)
                                             ========

        Fuel expense decreased due to the decline in generation.
        The increase in other operation expense is primarily due to higher costs for employee benefits and property insurance.
        Maintenance  expense  increased due to planned  outages in 2002.
        The decrease in income taxes attributable to operations is primarily due to an over-accrual of state income taxes based on an estimate of higher taxable income for the year 2001 than actually occurred. The over-accrual was adjusted later in 2001.

                             AEP GENERATING COMPANY
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                  Three Months Ended March 31,
                                                                     2002                  2001
                                                                     ----                  ----
                                                                          (in thousands)

OPERATING REVENUES - Sales to AEP Affiliates                      $49,875              $60,507
                                                                  -------              -------
OPERATING EXPENSES:
   Fuel                                                            17,500               27,645
   Rent - Rockport Plant Unit 2                                    17,071               17,071
   Other Operation                                                  3,222                2,958
   Maintenance                                                      2,976                1,926
   Depreciation                                                     5,633                5,586
   Taxes Other Than Income Taxes                                    1,053                1,043
   Income Taxes                                                       653                2,471
                                                                  -------              -------

           TOTAL OPERATING EXPENSES                                48,108               58,700
                                                                  -------              -------

OPERATING INCOME                                                    1,767                1,807

NONOPERATING INCOME                                                     2                 -

NONOPERATING EXPENSES                                                  12                    9

NONOPERATING INCOME TAX CREDITS                                       832                  871

INTEREST CHARGES                                                      696                  689
                                                                  -------              -------

NET INCOME                                                        $ 1,893              $ 1,980
                                                                  =======              =======

                         STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                                                  Three Months Ended March 31,
                                                                   2002                   2001
                                                                   ----                   ----
                                                                              (in thousands)

BALANCE AT BEGINNING OF PERIOD                                    $13,761              $ 9,722

NET INCOME                                                          1,893                1,980

CASH DIVIDENDS DECLARED                                             1,050                  959
                                                                  -------              -------

BALANCE AT END OF PERIOD                                          $14,604              $10,743
                                                                  =======              =======

The common stock of AEGCo is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.

                             AEP GENERATING COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                  March 31, 2002            December 31, 2001
                                                  --------------            -----------------
                                                              (in thousands)
ASSETS
------
ELECTRIC UTILITY PLANT:
   Production                                             $639,544                    $638,297
   General                                                   3,012                       3,012
   Construction Work in Progress                             9,649                       6,945
                                                          --------                    --------
        Total Electric Utility Plant                       652,205                     648,254
   Accumulated Depreciation                                342,515                     337,151
                                                          --------                    --------
           NET ELECTRIC UTILITY PLANT                      309,690                     311,103
                                                          --------                    --------

OTHER PROPERTY AND INVESTMENTS                                 119                         119
                                                          --------                    --------

CURRENT ASSETS:
   Cash and Cash Equivalents                                 4,212                         983
   Accounts Receivable:
      Affiliated Companies                                  21,007                      22,344
      Miscellaneous                                            147                         147
   Fuel - at average cost                                   16,555                      15,243
   Materials and Supplies - at average cost                  4,382                       4,480
   Prepayments                                                 128                         244
                                                          --------                    --------
           TOTAL CURRENT ASSETS                             46,431                      43,441
                                                          --------                    --------

REGULATORY ASSETS                                            5,149                       5,207
                                                          --------                    --------

DEFERRED CHARGES                                             3,816                       1,471
                                                          --------                    --------

           TOTAL ASSETS                                   $365,205                    $361,341
                                                          ========                    ========

See Notes to Financial Statements beginning on page L-1.

                             AEP GENERATING COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                   March 31, 2002          December 31, 2001
                                                   --------------          -----------------
                                                                (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - Par Value $1,000:
      Authorized and Outstanding - 1,000 Shares          $  1,000                  $  1,000
   Paid-in Capital                                         23,434                    23,434
   Retained Earnings                                       14,604                    13,761
                                                         --------                  --------
      Total Common Shareholder's Equity                    39,038                    38,195
   Long-term Debt                                          44,795                    44,793
                                                         --------                  --------

        TOTAL CAPITALIZATION                               83,833                    82,988
                                                         --------                  --------

OTHER NONCURRENT LIABILITIES                                   74                        76
                                                         --------                  --------

CURRENT LIABILITIES:
   Advances from Affiliates                                16,538                    32,049
   Accounts Payable:
      General                                               4,241                     7,582
      Affiliated Companies                                  3,774                     1,654
   Taxes Accrued                                           10,306                     4,777
   Rent Accrued - Rockport Plant Unit 2                    23,427                     4,963
   Other                                                    2,938                     3,481
                                                         --------                  --------
        TOTAL CURRENT LIABILITIES                          61,224                    54,506
                                                         --------                  --------

DEFERRED GAIN ON SALE AND LEASEBACK - ROCKPORT
 PLANT UNIT 2                                             115,225                   116,617
                                                         --------                  --------

REGULATORY LIABILITIES:
   Deferred Investment Tax Credit                          55,469                    56,304
   Amounts Due to Customers for Income Taxes               22,059                    22,725
                                                         --------                  --------
        TOTAL REGULATORY LIABILITIES                       77,528                    79,029
                                                         --------                  --------

DEFERRED INCOME TAXES                                      27,171                    27,975
                                                         --------                  --------

DEFERRED CREDITS                                              150                       150
                                                         --------                  --------

CONTINGENCIES (Note 8)

        TOTAL CAPITALIZATION AND LIABILITIES             $365,205                  $361,341
                                                         ========                  ========

See Notes to Financial Statements beginning on page L-1.

                             AEP GENERATING COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Three Months Ended March 31,
                                                                 2002                   2001
                                                                 ----                   ----
                                                                        (in thousands)
OPERATING ACTIVITIES:
   Net Income                                                $  1,893                $  1,980
   Adjustment for Noncash Items:
     Depreciation                                               5,633                   5,586
     Deferred Federal Income Taxes                             (1,470)                 (1,462)
     Deferred Investment Tax Credits                             (835)                   (837)
     Amortization of Deferred Gain on Sale and Leaseback -
       Rockport Plant Unit 2                                   (1,392)                 (1,392)
     Deferred Property Taxes                                   (2,693)                 (2,737)
   Changes in Certain Current Assets and Liabilities:
     Accounts Receivable                                        1,337                     500
     Fuel, Materials and Supplies                              (1,214)                    661
     Accounts Payable                                          (1,221)                  3,783
     Taxes Accrued                                              5,529                   6,131
     Rent Accrued - Rockport Plant Unit 2                      18,464                  18,464
   Change in Other Assets                                         586                     199
   Change in Other Liabilities                                   (545)                    375
                                                             --------                --------

           Net Cash Flow From Operating Activities             24,072                  31,251
                                                             --------                --------

INVESTING ACTIVITIES - Construction Expenditures               (4,282)                   (432)
                                                             --------                --------

FINANCING ACTIVITIES:
     Change in Advances from Affiliates (net)                 (15,511)                (27,849)
     Dividends Paid                                            (1,050)                   (959)
                                                             --------                --------
           Net Cash Flows Used For Financing Activities       (16,561)                (28,808)
                                                             --------                --------

Net Increase in Cash and Cash Equivalents                       3,229                   2,011
Cash and Cash Equivalents at Beginning of Period                  983                   2,757
                                                             --------                --------
Cash and Cash Equivalents at End of Period                   $  4,212                $  4,768
                                                             ========                ========

Supplemental Disclosure:
Cash paid for interest net of capitalized amounts was $1,108,000 and $644,000 and for income taxes was $176,000 and $1,349,000 in 2002 and 2001, respectively.

See Notes to Financial Statements beginning on page L-1.

                   APPALACHIAN POWER COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                    FIRST QUARTER 2002 vs. FIRST QUARTER 2001

       APCo is a public utility engaged in the generation, purchase, sale, transmission and distribution of electric power to 917,000 retail customers in southwestern Virginia and southern West Virginia. APCo as a member of the AEP Power Pool shares in the revenues and costs of the AEP Power Pool's wholesale sales to neighboring utility systems and power marketers including power trading transactions. APCo also sells wholesale power to municipalities.
       The cost of the AEP System's generating capacity is allocated among the AEP Power Pool members based on their relative peak demands and generating reserves through the payment of capacity charges and the receipt of capacity credits. AEP Power Pool members are also compensated for the out-of-pocket costs of energy delivered to the AEP Power Pool and charged for energy received from the AEP Power Pool. The AEP Power Pool calculates each company's prior twelve month peak demand relative to the total peak demand of all member companies as a basis for sharing revenues and costs. The result of this calculation is each company's member load ratio (MLR) which determines each company's percentage share of revenues and costs.
Critical Accounting Policies - Revenue Recognition
Regulatory Accounting - As a result of our cost-based rate-regulated transmission and distribution operations, our financial statements reflect the actions of regulators that can result in the recognition of revenues and expenses in different time periods than enterprises that are not rate regulated. In accordance with SFAS 71, regulatory assets (deferred expenses) and regulatory liabilities (future revenue reductions or refunds) are recorded to reflect the economic effects of regulation by matching expenses with their recovery through regulated revenues in the same accounting period.
        When regulatory assets are probable of recovery through regulated rates, we record them as assets on the balance sheet. We test for probability of recovery whenever new events occur, for example a regulatory commission order or passage of new legislation. If we determine that recovery of a regulatory asset is no longer probable, we write off that regulatory asset as a charge against net income. A write off of regulatory assets may also reduce future cash flows since there may be no recovery through regulated rates.

Traditional Electricity Supply and Delivery Activities - We recognize revenues on an accrual basis for electricity supply sales and electricity transmission and distribution delivery services. The revenues are recognized in our income statement when the energy is delivered to the customer and include unbilled as well as billed amounts. In general expenses are recorded when incurred.

Energy Marketing and Trading Activities - AEP engages in wholesale electricity marketing and trading transactions (trading activities). A portion of the revenues and costs of AEP's trading activities are allocated to APCo as a member of the AEP Power Pool. Trading activities involve the purchase and sale of energy under physical forward contracts at fixed and variable prices and the buying and selling of financial energy contracts which include exchange traded futures and options and over-the-counter options and swaps. Although trading contracts are generally short-term, there are also long-term trading contracts. We recognize revenues from trading activities generally based on changes in the fair value of open energy trading contracts.
           Recording the net change in the fair value of open trading contracts prior to settlement is commonly referred to as mark-to-market (MTM) accounting. Under MTM accounting the change in the unrealized gain or loss throughout a contract's term is recognized in each accounting period. When the contract actually settles, that is, the energy is actually delivered in a sale or received in a purchase or the parties agree to forego delivery and receipt and net settle in cash, the unrealized gain or loss is reversed and the actual realized cash gain or loss is recognized. Therefore, over the trading contract's term an unrealized gain or loss is recognized as the contract's market value changes. When the contract settles the total gain or loss is realized in cash but only the difference between the accumulated unrealized net gains or losses recorded in prior months and the cash proceeds is recognized. Unrealized mark-to-market gains and losses are included in the Balance Sheet as energy trading contract assets or liabilities.
           The majority of our trading activities represent physical forward electricity contracts that are typically settled by entering into offsetting contracts. An example of our trading activities is when, in January, we enter into a forward sales contract to deliver electricity in July. At the end of each month until the contract settles in July, we would record our share of any difference between the contract price and the market price as an unrealized gain or loss. In July when the contract settles, we would realize a gain or loss in cash and reverse to revenues the previously recorded cumulative unrealized gain or loss.
           Depending on whether the delivery point for the electricity is in AEP's traditional marketing area or not determines where the contract is reported on APCo's income statement. AEP's traditional marketing area is up to two transmission systems from the AEP service territory. Physical forward trading sale contracts with delivery points in AEP's traditional marketing area are included in revenues when the contracts settle. Physical forward trading purchase contracts with delivery points in AEP's traditional marketing area are included in purchased power expense when they settle. Prior to settlement, changes in the fair value of physical forward sale and purchase contracts in AEP's traditional marketing area are included in revenues on a net basis. Physical forward sales contracts for delivery outside of AEP's traditional marketing area are included in nonoperating income when the contract settles. Physical forward purchase contracts for delivery outside of AEP's traditional marketing area are included in nonoperating expenses when the contract settles. Prior to settlement, changes in the fair value of physical forward sale and purchase contracts with delivery points outside of AEP's traditional marketing area are included in nonoperating income on a net basis.
        Continuing with the above example, assume that later in January or sometime in February through July we enter into an offsetting forward contract to buy electricity in July. If we do nothing else with these contracts until settlement in July and if the volumes, delivery point, schedule and other key terms match then the difference between the sale price and the purchase price represents a fixed value to be realized when the contracts settle in July. If the purchase contract is perfectly matched with the sales contract, we have effectively fixed the profit or loss; specifically it is the difference between the contracted settlement price of the two contracts. Mark-to-market accounting for these contracts from this point forward will have no further impact on results of operations but will have an offsetting and equal effect on trading contract assets and liabilities. Of course we could also do similar transactions but enter into a purchase contract prior to entering into a sales contract. If the sale and purchase contracts do not match exactly as to volumes, delivery point, schedule and other key terms, then there could be continuing mark-to-market effects on results of operations from recording additional changes in fair values using mark-to-market accounting.
        Trading of electricity options, futures and swaps, represents financial transactions with unrealized gains and losses from changes in fair values reported net in nonoperating income until the contracts settle. When these financial contracts settle, we record our share of the net proceeds in nonoperating income and reverse to nonoperating income the prior cumulative unrealized net gain or loss.
        The fair value of open short-term trading contracts are based on exchange prices and broker quotes. We mark-to-market open long-term trading contracts based mainly on AEP-developed valuation models. These models estimate future energy prices based on existing market and broker quotes and supply and demand market data and assumptions. The fair values determined are reduced by reserves to adjust for credit risk and liquidity risk. Credit risk is the risk that the counterparty to the contract will fail to perform or fail to pay amounts due AEP. Liquidity risk represents the risk that imperfections in the market will cause the price to be less than or more than what the price should be based purely on supply and demand. There are inherent risks related to the underlying assumptions in models used to fair value open long-term trading contracts. AEP has independent controls to evaluate the reasonableness of our valuation models. However, energy markets, especially electricity markets, are imperfect and volatile and unforeseen events can and will cause reasonable price curves to differ from actual prices throughout a contract's term and when contracts settle. Therefore, there could be significant adverse or favorable effects on future results of operations and cash flows if market prices at settlement do not correlate with the AEP-developed price models.
         Volatility in commodities markets affects the fair values of all of our open trading contracts exposing APCo to market risk. See "Quantitative and Qualitative Disclosures about Market Risk" section for a discussion of the policies and procedures used to manage exposure to risk from trading activities. Results of Operations
        Net income decreased $6.4 million or 10% mainly due to the effect of strong performance in 2001 by the wholesale business reflecting market conditions that were more favorable than in 2002. Lower electricity demand in the first quarter of 2002 depressed margins from wholesale electric marketing and trading. APCo, as a member of the AEP Power Pool, shares in the revenues and costs of wholesale marketing and trading activities conducted on its behalf by the AEP Power Pool.

        The following analyzes the changes in operating revenues:
                                    Increase (Decrease)
                                     (in millions)          %

         Electricity Marketing             $(517)         (29)
          and Trading*
         Energy Delivery*                      3            2
         Sales to AEP Affiliates              (5)         (11)
                                           -----
              Total                        $(519)         (26)
                                           =====

         *Reflects the allocation of certain transmission and distribution revenues included in bundled retail rates to energy delivery.

        The decrease in revenues was due primarily to reduced margins caused by decreased electricity demand driven largely by mild weather and the slow recovery from the economic recession. Sales to AEP affiliates declined as a result of the mild weather and economic conditions that reduced electricity sales.
        Operating expenses declined 27% in 2002. The changes in the components of operating expenses were:
                                           Increase (Decrease)
                                           -------------------
                                           (in millions)             %
                                           -------------             -

         Fuel                                      $  12            13
         Electricity Marketing and
           Trading Purchases                        (474)          (32)
         Purchases from AEP Affiliates               (45)          (42)
         Other Operation                               2             2
         Maintenance                                  (7)          (22)
         Depreciation and Amortization                 3             7
         Taxes Other Than Income Taxes                 -             -
         Income Taxes                                 (3)           (7)
                                                   -----
              Total                                $(512)          (27)
                                                   =====

        Fuel expense increased due to an increase in electric generation as certain plants that had undergone boiler plant maintenance in the first quarter of 2001 were available for service in the first quarter of 2002.
        The decline in electricity marketing and trading purchases was mainly due to reduced prices caused by decreased electricity demand driven largely by mild weather and the economic recession.
        The decrease in maintenance expense is due to the effect of boiler plant maintenance performed on certain plants in the first quarter of 2001.
        Depreciation and amortization expense increased due to the additional accelerated amortization beginning in July 2001 of transition regulatory assets in connection with the discontinuance of SFAS 71 in the Company's West Virginia jurisdiction whereby net generation-related regulatory assets were transferred to the distribution portion of the business commensurate with their recovery through regulated rates (see Note 5 for further discussion of the effects of restructuring). Additional investments in distribution and production plant also contributed to the increase in depreciation and amortization expense.

        The decrease in income taxes from operations was due to a decrease in pre-tax operating income.
        Nonoperating income and expense decreased largely due to reduced margins on electricity trading outside of AEP's traditional marketing area caused by decreased electricity demand resulting from mild weather and the slow recovery from the economic recession.
        Interest charges decreased due primarily to increased allowances for borrowed funds as a result of increased construction expenditures and the retirement of first mortgage bonds on March 1, 2001 and the retirement of senior unsecured notes in June 2001.

                   APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                  Three Months Ended March 31,
                                                    2002                  2001
                                                    ----                  ----
                                                            (in thousands)
OPERATING REVENUES:
    Electricity Marketing and Trading         $1,257,355              $1,773,894
    Energy Delivery                              154,995                 152,097
    Sales to AEP Affiliates                       42,806                  48,136
                                              ----------              ----------
           TOTAL OPERATING REVENUES            1,455,156               1,974,127
                                              ----------              ----------

OPERATING EXPENSES:
   Fuel                                          107,490                  95,476
   Purchased Power:
      Electricity Marketing and Trading        1,005,599               1,479,528
      AEP Affiliates                              60,780                 105,674
   Other Operation                                67,427                  65,889
   Maintenance                                    25,851                  33,009
   Depreciation and Amortization                  46,772                  43,717
   Taxes Other Than Income Taxes                  24,995                  25,428
   Income Taxes                                   34,688                  37,254
                                              ----------              ----------
           TOTAL OPERATING EXPENSES            1,373,602               1,885,975
                                              ----------              ----------

OPERATING INCOME                                  81,554                  88,152

NONOPERATING INCOME                              400,172                 465,405

NONOPERATING EXPENSES                            398,733                 458,205

NONOPERATING INCOME TAX EXPENSE                      264                   2,149

INTEREST CHARGES                                  27,388                  31,416
                                              ----------              ----------

NET INCOME                                        55,341                  61,787

PREFERRED STOCK DIVIDEND REQUIREMENTS                503                     503
                                              ----------              ----------

EARNINGS APPLICABLE TO COMMON STOCK           $   54,838              $   61,284
                                              ==========              ==========

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                              Three Months Ended March 31,
                                               2002                  2001
                                               ----                  ----
                                                        (in thousands)

NET INCOME                                 $55,341                $61,787

OTHER COMPREHENSIVE INCOME (LOSS)
    Foreign Currency Exchange Rate Hedge       143                   (417)
                                           -------                -------

COMPREHENSIVE INCOME                       $55,484                $61,370
                                           =======                =======

The common stock of the Company is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.

                   APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                               Three Months Ended March 31,
                                            2002                       2001
                                            ----                       ----
                                                     (in thousands)

BALANCE AT BEGINNING OF PERIOD          $150,797                     $120,584

NET INCOME                                55,341                       61,787

DEDUCTIONS:
  Cash Dividends Declared:
        Common Stock                      30,984                       32,399
        Cumulative Preferred Stock           361                          361
  Capital Stock Expense                      142                          142
                                        --------                     --------

BALANCE AT END OF PERIOD                $174,651                     $149,469
                                        ========                     ========

The common stock of the Company is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.

                   APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                            March 31, 2002  December 31, 2001
                                            --------------  -----------------
                                                     (in thousands)
ASSETS
------
ELECTRIC UTILITY PLANT:
   Production                                   $2,084,311       $2,093,532
   Transmission                                  1,212,470        1,222,226
   Distribution                                  1,889,828        1,887,020
   General                                         260,110          257,957
   Construction Work in Progress                   267,720          203,922
                                                ----------       ----------
        Total Electric Utility Plant             5,714,439        5,664,657
   Accumulated Depreciation and Amortization     2,326,515        2,296,481
                                                ----------       ----------
        NET ELECTRIC UTILITY PLANT               3,387,924        3,368,176
                                                ----------       ----------

OTHER PROPERTY AND INVESTMENTS                      51,497           53,736
                                                ----------       ----------

LONG-TERM ENERGY TRADING CONTRACTS                 521,221          316,249
                                                ----------       ----------

CURRENT ASSETS:
   Cash and Cash Equivalents                          -              13,663
   Accounts Receivable:
      Customers                                    120,599          113,371
      Affiliated Companies                          98,805           63,368
      Miscellaneous                                 20,983           11,847
      Allowance for Uncollectible Accounts          (2,259)          (1,877)
   Fuel - at average cost                           50,582           56,699
   Materials and Supplies - at average cost         53,307           59,849
   Accrued Utility Revenues                         23,894           30,907
   Energy Trading Contracts                        766,378          566,284
   Prepayments                                      21,694           16,018
                                                ----------       ----------
        TOTAL CURRENT ASSETS                     1,153,983          930,129
                                                ----------       ----------

REGULATORY ASSETS                                  391,518          397,383
                                                ----------       ----------

DEFERRED CHARGES                                    45,939           42,265
                                                ----------       ----------

        TOTAL ASSETS                            $5,552,082       $5,107,938
                                                ==========       ==========

See Notes to Financial Statements beginning on page L-1.

                   APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                March 31, 2002      December 31, 2001
                                                 -------------      -----------------
                                                            (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - No Par Value:
      Authorized - 30,000,000 Shares
      Outstanding - 13,499,500 Shares                $  260,458              $  260,458
   Paid-in Capital                                      715,928                 715,786
   Accumulated Other Comprehensive Income (Loss)           (197)                   (340)
   Retained Earnings                                    174,651                 150,797
                                                     ----------              ----------
        Total Common Shareowner's Equity              1,150,840               1,126,701
   Cumulative Preferred Stock:
      Not Subject to Mandatory Redemption                17,790                  17,790
      Subject to Mandatory Redemption                    10,860                  10,860
   Long-term Debt                                     1,476,819               1,476,552
                                                     ----------              ----------

           TOTAL CAPITALIZATION                       2,656,309               2,631,903
                                                     ----------              ----------

OTHER NONCURRENT LIABILITIES                             84,672                  84,104
                                                     ----------              ----------

CURRENT LIABILITIES:
   Long-term Debt Due Within One Year                    80,007                  80,007
   Advances from Affiliates                             259,826                 291,817
   Accounts Payable - General                           100,440                 131,387
   Accounts Payable - Affiliated Companies              126,921                  84,518
   Taxes Accrued                                         84,712                  55,583
   Customer Deposits                                     14,874                  13,177
   Interest Accrued                                      39,286                  21,770
   Energy Trading Contracts                             740,311                 549,703
   Other                                                 71,916                  75,299
                                                     ----------              ----------

           TOTAL CURRENT LIABILITIES                  1,518,293               1,303,261
                                                     ----------              ----------

DEFERRED INCOME TAXES                                   700,120                 703,575
                                                     ----------              ----------

DEFERRED INVESTMENT TAX CREDITS                          37,230                  38,328
                                                     ----------              ----------

LONG-TERM ENERGY TRADING CONTRACTS                      463,896                 257,129
                                                     ----------              ----------

REGULATORY LIABILITIES AND DEFERRED CREDITS              91,562                  89,638
                                                     ----------              ----------

CONTINGENCIES (Note 8)

        TOTAL CAPITALIZATION AND LIABILITIES         $5,552,082              $5,107,938
                                                     ==========              ==========

See Notes to Financial Statements beginning on page L-1.

                   APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Three Months Ended March 31,
                                                                2002                    2001
                                                                ----                    ----
                                                                    (in thousands)
OPERATING ACTIVITIES:
   Net Income                                              $  55,341                 $  61,787
   Adjustments for Noncash Items:
      Depreciation and Amortization                           46,800                    43,745
      Deferred Federal Income Taxes                           (3,644)                   19,438
      Deferred Investment Tax Credits                         (1,098)                   (1,106)
      Deferred Power Supply Costs (net)                          352                       121
      Mark to Market of Energy Trading Contracts              (6,653)                  (59,398)
   Changes in Certain Current Assets and Liabilities:
      Accounts Receivable (net)                              (51,419)                   82,071
      Fuel, Materials and Supplies                            12,659                     3,091
      Accrued Utility Revenues                                 7,013                    51,292
      Accounts Payable                                        11,456                     6,086
      Taxes Accrued                                           29,129                     5,417
      Interest Accrued                                        17,516                    17,618
   Change in Other Assets                                     (7,043)                  (16,226)
   Change in Other Liabilities                                 1,366                    (2,789)
                                                           ---------                 ---------
           Net Cash Flows From Operating Activities          111,775                   211,147
                                                           ---------                 ---------

INVESTING ACTIVITIES:
      Construction Expenditures                              (62,685)                  (39,922)
      Proceeds from Sale of Property                             583                     1,182
                                                           ---------                 ---------
           Net Cash Flows Used For Investing Activities      (62,102)                  (38,740)
                                                           ---------                 ---------

FINANCING ACTIVITIES:
      Change in Short-term Debt (net)                           -                     (191,495)
      Change in Advances From Affiliates                     (31,991)                  153,572
      Retirement of Long-term Debt                              -                     (100,000)
      Dividends Paid on Common Stock                         (30,984)                  (32,399)
      Dividends Paid on Cumulative Preferred Stock              (361)                     (361)
                                                           ---------                 ---------
           Net Cash Flows Used For Financing Activities      (63,336)                 (170,683)
                                                           ---------                 ---------

Net Increase (Decrease) in Cash and Cash Equivalents         (13,663)                    1,724
Cash and Cash Equivalents at Beginning of Period              13,663                     5,847
                                                           ---------                 ---------
Cash and Cash Equivalents at End of Period                 $    -                    $   7,571
                                                           =========                 =========

Supplemental Disclosure:
Cash paid for interest net of capitalized amounts was $9,222,000 and $13,156,000 and for income taxes was $9,593,000 and $13,543,000 in 2002 and 2001, respectively. Noncash acquisitions under capital leases were $-0- and $1,512,000 in 2002 and 2001, respectively.

See Notes to Financial Statements beginning on page L-1.

                CENTRAL POWER AND LIGHT COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                    FIRST QUARTER 2002 vs. FIRST QUARTER 2001

       CPL is a public utility engaged in the generation, sale, transmission and distribution of electric power in southern Texas. CPL also sells electric power at wholesale to other utilities, municipalities, rural electric cooperatives and beginning in 2002 to retail electric providers (REPs) in Texas, (see "Introduction of Customer Choice" section below).
       Wholesale power marketing and trading activities are conducted on CPL's behalf by AEPSC. CPL shares in the revenues and costs of forward trades with other utility systems and power marketers.
Introduction of Customer Choice
-------------------------------
       On January 1, 2002, customer choice of electricity supplier began in the Electric Reliability Council of Texas (ERCOT) area of Texas. CPL currently operates in the ERCOT region of Texas.
       Under the Texas Restructuring Legislation, each electric utility was required to submit a plan to structurally unbundle its business into a retail electric provider, a power generator, and a transmission and distribution utility. During the year 2000, CPL submitted a plan for separation that was subsequently approved by the PUCT. As a result of this legislation, CPL has functionally separated its generation from its transmission and distribution operations and formed a separate REP. Pending regulatory approval, CPL will corporately separate its generation from its transmission and distribution operations. The REP is a separate legal entity that is a subsidiary of AEP and is not owned by or consolidated with CPL.
       Since the REP is the electricity supplier to retail customers in the ERCOT area, CPL sells its generation to the REP and provides transmission and distribution services to retail customers in its ERCOT service territory. As a result of the formation of the REP, CPL no longer supplies electricity to retail customers in the ERCOT area. Instead CPL sells its generation to the REP. The implementation of REPs as suppliers to retail customers has caused a significant shift in CPL's sales as described below under "Results of Operations."
Critical Accounting Policies - Revenue Recognition Regulatory Accounting - As a result of our cost-based rate-regulated transmission and distribution operations, our financial statements reflect the actions of regulators that can result in the recognition of revenues and expenses in different time periods than enterprises that are not rate regulated. In accordance with SFAS 71, regulatory assets (deferred expenses) and regulatory liabilities (future revenue reductions or refunds) are recorded to reflect the economic effects of regulation by matching expenses with their recovery through regulated revenues in the same accounting period.
         When regulatory assets are probable of recovery through regulated rates, we record them as assets on the balance sheet. We test for probability of recovery whenever new events occur, for example a regulatory commission order or passage of new legislation. If we determine that recovery of a regulatory asset is no longer probable, we write off that regulatory asset as a charge against net income. A write off of regulatory assets may also reduce future cash flows since there may be no recovery through regulated rates. Traditional Electricity Supply and Delivery Activities - We recognize revenues on an accrual basis for electricity supply sales and electricity transmission and distribution delivery services. The revenues are recognized in our income statement when the energy is delivered to the customer and include unbilled as well as billed amounts. In general expenses are recorded when incurred.
Energy Marketing and Trading Activities - AEP engages in wholesale electricity marketing and trading transactions (trading activities). A portion of the revenues and costs of AEP's trading activities are allocated to CPL. Trading activities allocated to CPL involve the purchase and sale of energy under physical forward contracts at fixed and variable prices. Although trading contracts are generally short-term, there are also long-term trading contracts. We recognize revenues from trading activities generally based on changes in the fair value of open energy trading contracts.
           Recording the net change in the fair value of open trading contracts as revenues prior to settlement is commonly referred to as mark-to-market (MTM) accounting. Under MTM accounting the change in the unrealized gain or loss throughout a contract's term is recognized in each accounting period. When the contract actually settles, that is, the energy is actually delivered in a sale or received in a purchase or the parties agree to forego delivery and receipt of electricity and net settle in cash, the unrealized gain or loss is reversed out of revenues and the actual realized cash gain or loss is recognized in revenues for a sale or in purchased power expense for a purchase. Therefore, over the trading contract's term an unrealized gain or loss is recognized as the contract's market value changes. When the contract settles the total gain or loss is realized in cash but only the difference between the accumulated unrealized net gains or losses recorded in prior months and the cash proceeds is recognized. Unrealized mark-to-market gains and losses are included in the Balance Sheet as energy trading contract assets or liabilities.
        Our trading activities represent physical forward electricity contracts that are typically settled by entering into offsetting contracts. An example of our trading activities is when, in January, we enter into a forward sales contract to deliver electricity in July. At the end of each month until the contract settles in July, we would record our share of any difference between the contract price and the market price as an unrealized gain or loss in revenues. In July when the contract settles, we would realize our share of a gain or loss in cash and reverse to revenues the previously recorded cumulative unrealized gain or loss. Prior to settlement, the change in the fair value of physical forward sale and purchase contracts is included in revenues on a net basis. Upon settlement of a forward trading contract, the amount realized is included in revenues for a sales contract and the realized cost is included in purchased power expense for a purchase contract with the prior change in unrealized fair value reversed in revenues.
        Continuing with the above example, assume that later in January or sometime in February through July we enter into an offsetting forward contract to buy electricity in July. If we do nothing else with these contracts until settlement in July and if the volumes, delivery point, schedule and other key terms match then the difference between the sale price and the purchase price represents a fixed value to be realized when the contracts settle in July. If the purchase contract is perfectly matched with the sales contract, we have effectively fixed the profit or loss; specifically it is the difference between the contracted settlement price of the two contracts. Mark-to-market accounting for these contracts from this point forward will have no further impact on results of operations but will have an offsetting and equal effect on trading contract assets and liabilities. Of course we could also do similar transactions but enter into a purchase contract prior to entering into a sales contract. If the sale and purchase contracts do not match exactly as to volumes, delivery point, schedule and other key terms, then there could be continuing mark-to-market effects on revenues from recording additional changes in fair values using mark-to-market accounting.

        The fair value of open short-term trading contracts are based on exchange prices and broker quotes. We mark-to-market open long-term trading contracts based mainly on AEP-developed valuation models. These models estimate future energy prices based on existing market and broker quotes and supply and demand market data and assumptions. The fair values determined are reduced by reserves to adjust for credit risk and liquidity risk. Credit risk is the risk that the counterparty to the contract will fail to perform or fail to pay amounts due AEP. Liquidity risk represents the risk that imperfections in the market will cause the price to be less than or more than what the price should be based purely on supply and demand. There are inherent risks related to the underlying assumptions in models used to fair value open long-term trading contracts. AEP has independent controls to evaluate the reasonableness of our valuation models. However, energy markets, especially electricity markets, are imperfect and volatile and unforeseen events can and will cause reasonable price curves to differ from actual prices throughout a contract's term and when contracts settle. Therefore, there could be significant adverse or favorable effects on future results of operations and cash flows if market prices at settlement do not correlate with the AEP-developed price models.
       Volatility in commodities markets affects the fair values of all of our open trading contracts exposing CPL to market risk. See "Quantitative and Qualitative Disclosure About Market Risk" section for a discussion of the policies and procedures used to manage exposure to risk from trading activities. Results of Operations
         Net income  decreased  $10.6  million,  or 30%,  primarily  due to mild winter weather and a slow recovery from the economic recession. Operating revenues decreased $200 million for the quarter as shown below:
                                      Increase (Decrease)
                                            (in millions)     %

         Electricity Marketing
          and Trading*                       $(361)         (76)
         Energy Delivery*                        2            2
         Sales to AEP Affiliates               159          N.M.
                                             -----
              Total                          $(200)         (33)
                                             =====

         *Reflects the allocation of certain transmission and distribution revenues included in bundled retail rates to energy delivery.

         N.M. = Not Meaningful

     Electricity marketing and trading revenues decreased $361 million as a result of several factors, including the elimination of retail sales in the ERCOT area as of January 1, 2002, a decrease in energy trading, and mild winter weather.
     The significant increase in Sales to AEP Affiliates is due to the introduction on January 1, 2002 of customer choice of electricity supplier which resulted in CPL selling power at wholesale to a new affiliated REP.
     Operating expenses declined 36% in 2002. The changes in the components of operating expenses were:
                                          Increase (Decrease)
                                          -------------------
                                          (in millions)             %
                                          -------------             -

         Fuel                                     $ (98)           (64)
         Electricity Marketing and
           Trading Purchases                        (73)           (36)
         Purchases from AEP Affiliates               (5)           (38)
         Other Operation                             (9)           (12)
         Maintenance                                 (6)           (37)
         Depreciation and Amortization                -              -
         Taxes Other Than Income Taxes                8             43
         Income Taxes                                (8)           (44)
                                                  -----
              Total                               $(191)           (36)
                                                  =====

         Fuel expense decreased due to a decrease in the average unit cost of fuel resulting from lower spot market natural gas prices.
         Electricity marketing and trading purchases decreased due to a decline in demand for electricity due to the slow economic recovery and the mild winter weather.
         The decrease in maintenance and other operation expenses resulted from the effects of a STP nuclear refueling outage in 2001.
         Taxes other than income taxes increased due to the effect of a favorable accrual adjustment in 2001 for ad valorem taxes.
         The decrease in income tax expense attributable to operations in 2002 was primarily due to a decrease in pre-tax operating income.

                CENTRAL POWER AND LIGHT COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                             Three Months Ended March 31,
                                                2002                 2001
                                                ----                 ----
                                                   (in thousands)
OPERATING REVENUES:
Electric Marketing and Trading              $111,435             $472,294
Energy Delivery                              112,127              110,330
Sales to Affiliates                          179,661               20,788
                                            --------             --------
           Total Operating Revenues          403,223              603,412
                                            --------             --------

OPERATING EXPENSES:
   Fuel                                       54,328              151,853
   Purchased Power:
   Electric Marketing and Trading            128,325              201,796
   Affiliates                                  7,927               12,770
   Other Operation                            65,986               75,071
   Maintenance                                10,959               17,287
   Depreciation and Amortization              41,847               42,391
   Taxes Other Than Income Taxes              27,922               19,488
   Income Taxes                               10,484               18,604
                                            --------             --------
           TOTAL OPERATING EXPENSES          347,778              539,260
                                            --------             --------

OPERATING INCOME                              55,445               64,152

NONOPERATING INCOME                            9,531                3,199

NONOPERATING EXPENSES                          9,387                  837

NONOPERATING INCOME TAX EXPENSE                  133                  723

INTEREST CHARGES                              31,011               30,760
                                            --------             --------

NET INCOME                                    24,445               35,031

PREFERRED STOCK DIVIDEND REQUIREMENTS             60                   60
                                            --------             --------

EARNINGS APPLICABLE TO COMMON STOCK         $ 24,385             $ 34,971
                                            ========             ========

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                          Three Months Ended March 31,
                                           2002                     2001
                                           ----                     ----
                                                   (in thousands)
BALANCE AT BEGINNING OF PERIOD           $826,197                $792,219
NET INCOME                                 24,445                  35,031
DEDUCTIONS:
  Cash Dividends Declared:
     Common Stock                          38,502                  37,014
     Preferred Stock                           60                      60
Other                                        -                          1
                                         --------                --------
BALANCE AT END OF PERIOD                 $812,080                $790,175
                                         ========                ========

The common stock of the Company is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.

                CENTRAL POWER AND LIGHT COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                 March 31, 2002           December 31, 2001
                                                 --------------           -----------------
                                                                 (in thousands)
ASSETS
------
ELECTRIC UTILITY PLANT:
   Production                                         $3,171,938                  $3,169,421
   Transmission                                          693,317                     663,655
   Distribution                                        1,294,074                   1,279,037
   General                                               244,361                     241,137
   Construction Work in Progress                         134,133                     169,075
   Nuclear Fuel                                          247,393                     247,382
                                                      ----------                  ----------
        Total Electric Utility Plant                   5,785,216                   5,769,707
   Accumulated Depreciation and Amortization           2,476,402                   2,446,027
                                                      ----------                  ----------
      NET ELECTRIC UTILITY PLANT                       3,308,814                   3,323,680
                                                      ----------                  ----------

OTHER PROPERTY AND INVESTMENTS                            48,989                      47,950
                                                      ----------                  ----------

SECURITIZED TRANSITION ASSET                             758,436                        -
                                                      ----------                  ----------

LONG-TERM ENERGY TRADING CONTRACTS                        32,259                      72,502
                                                      ----------                  ----------

CURRENT ASSETS:
   Cash and Cash Equivalents                               9,206                      10,909
   Accounts Receivable:
      General                                             52,545                      38,459
      Affiliated Companies                                61,588                       6,249
      Allowance for Uncollectable Accounts                  (211)                       (186)
   Fuel Inventory - at LIFO cost                          38,572                      38,690
   Materials and Supplies - at average cost               56,952                      55,475
   Energy Trading Contracts                               56,534                     212,979
   Prepayments and Other Current Assets                    6,967                       2,742
                                                      ----------                  ----------
      TOTAL CURRENT ASSETS                               282,153                     365,317
                                                      ----------                  ----------

REGULATORY ASSETS                                        227,140                     226,806
                                                      ----------                  ----------

REGULATORY ASSETS DESIGNATED FOR SECURITIZATION          179,384                     959,294
                                                      ----------                  ----------

NUCLEAR DECOMMISSIONING TRUST FUND                       100,763                      98,600
                                                      ----------                  ----------

DEFERRED CHARGES                                          83,596                      21,837
                                                      ----------                  ----------

     TOTAL ASSETS                                     $5,021,534                  $5,115,986
                                                      ==========                  ==========

See Notes to Financial Statements beginning on page L-1.

                CENTRAL POWER AND LIGHT COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                    March 31, 2002          December 31, 2001
                                                                    --------------          -----------------
                                                                                 (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - $25 Par Value:
      Authorized - 12,000,000 Shares
      Outstanding - 2,211,678 shares at March 31, 2002
                          6,755,535 Shares at December 31, 2001          $   55,292                  $  168,888
   Paid-in Capital                                                          132,592                     405,000
   Retained Earnings                                                        812,080                     826,197
                                                                         ----------                  ----------
        Total Common Shareowner's Equity                                    999,964                   1,400,085
   Preferred Stock                                                            5,967                       5,967
   CPL - Obligated, Mandatorily Redeemable Preferred
     Securities of Subsidiary Trust Holding Solely
     Junior Subordinated Debentures of CPL                                  136,250                     136,250
   Long-term Debt                                                         1,736,183                     988,768
                                                                         ----------                  ----------

           TOTAL CAPITALIZATION                                           2,878,364                   2,531,070
                                                                         ----------                  ----------

CURRENT LIABILITIES:
   Long-term Debt Due Within One Year                                       164,200                     265,000
   Advances from Affiliates                                                 238,830                     354,277
   Accounts Payable - General                                                37,545                      65,307
   Accounts Payable - Affiliated Companies                                   44,028                      49,301
   Customer Deposits                                                          2,204                      26,744
   Over Recovered Fuel                                                       58,956                      57,762
   Taxes Accrued                                                            101,279                      83,512
   Interest Accrued                                                          28,035                      18,524
   Energy Trading Contracts                                                  61,628                     219,486
   Other                                                                     16,278                      22,768
                                                                         ----------                  ----------

           TOTAL CURRENT LIABILITIES                                        752,983                   1,162,681
                                                                         ----------                  ----------

DEFERRED INCOME TAXES                                                     1,157,840                   1,163,795
                                                                         ----------                  ----------

DEFERRED INVESTMENT TAX CREDITS                                             121,591                     122,892
                                                                         ----------                  ----------

LONG-TERM ENERGY TRADING CONTRACTS                                           29,774                      62,138
                                                                         ----------                  ----------

REGULATORY LIABILITIES AND DEFERRED CREDITS                                  80,982                      73,410
                                                                         ----------                  ----------

CONTINGENCIES (Note 8)

           TOTAL CAPITALIZATION AND LIABILITIES                          $5,021,534                  $5,115,986
                                                                         ==========                  ==========

See Notes to Financial Statements beginning on page L-1.

                CENTRAL POWER AND LIGHT COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Three Months Ended March 31,
                                                                            2002                  2001
                                                                            ----                  ----
                                                                              (in thousands)
OPERATING ACTIVITIES:
   Net Income                                                         $  24,445                  $ 35,031
   Adjustments for Noncash Items:
      Depreciation and Amortization                                      41,847                    42,391
      Deferred Income Taxes                                              (8,083)                    2,579
      Deferred Investment Tax Credits                                    (1,302)                   (1,302)
   Changes in Certain Current Assets and Liabilities:
      Accounts Receivable (net)                                         (69,400)                    8,203
      Fuel, Materials and Supplies                                       (1,359)                  (15,468)
      Fuel Recovery                                                       1,194                     2,073
      Electricity Mark to Market                                          6,466                    (9,260)
      Accounts Payable                                                  (33,035)                  (18,115)
      Taxes Accrued                                                      17,767                    27,571
   Deferred Property Taxes                                                 -                      (29,292)
   Change in Other Assets                                               (53,865)                  (43,099)
   Change in Other Liabilities                                          (11,978)                   22,934
                                                                      ---------                  --------
           Net Cash Flows From (Used For) Operating Activities          (87,303)                   24,246
                                                                      ---------                  --------

INVESTING ACTIVITIES:
      Construction Expenditures                                         (21,002)                  (38,873)
      Other                                                                -                         (354)
                                                                      ---------                  --------
           Net Cash Flows Used For Investing Activities                 (21,002)                  (39,227)
                                                                      ---------                  --------

FINANCING ACTIVITIES:
      Issuance of Long-term Debt                                        796,613                      -
      Retirement of Long-term Debt                                     (149,998)                     (505)
      Retirement of Common Stock                                       (386,004)                     -
      Change in Advances from Affiliates (net)                         (115,447)                   43,156
      Dividends Paid on Common Stock                                    (38,502)                  (37,014)
      Dividends Paid on Cumulative Preferred Stock                          (60)                      (60)
                                                                      ---------                  --------
           Net Cash Flows From Financing Activities                     106,602                     5,577
                                                                      ---------                  --------

Net Decrease in Cash and Cash Equivalents                                (1,703)                   (9,404)
Cash and Cash Equivalents at Beginning of Period                         10,909                    14,253
                                                                      ---------                  --------
Cash and Cash Equivalents at End of Period                            $   9,206                  $  4,849
                                                                      =========                  ========

Supplemental Disclosure:
Cash  paid  for  interest  net  of  capitalized   amounts  was  $18,505,000  and
$24,938,000  and for income taxes was  $18,482,000  and  $6,071,000  in 2002 and
2001, respectively.

See Notes to Financial Statements beginning on page L-1.

                COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

                    FIRST QUARTER 2002 vs. FIRST QUARTER 2001

      Columbus Southern Power Company is a public utility engaged in the generation, purchase, sale, transmission and distribution of electric power to 678,000 retail customers in central and southern Ohio. CSPCo as a member of the AEP Power Pool shares in the revenues and costs of the AEP Power Pool's wholesale sales to neighboring utility systems and power marketers including power trading transactions. CSPCo also sells wholesale power to municipalities.
      The cost of the AEP Power Pool's generating capacity is allocated among the Pool members based on their relative peak demands and generating reserves through the payment of capacity charges and receipt of capacity credits. AEP Power Pool members are also compensated for their out-of-pocket costs of energy delivered to the AEP Power Pool and charged for energy received from the AEP Power Pool. The AEP Power Pool calculates each company's prior twelve month peak demand relative to the total peak demand of all member companies as a basis for sharing AEP Power Pool revenues and costs. The result of this calculation is the member load ratio (MLR) which determines each company's percentage share of AEP Power Pool revenues and costs.
Critical Accounting Policies - Revenue Recognition
Regulatory Accounting - As a result of our cost-based rate-regulated transmission and distribution operations, our financial statements reflect the actions of regulators that can result in the recognition of revenues and expenses in different time periods than enterprises that are not rate regulated. In accordance with SFAS 71, regulatory assets (deferred expenses) and regulatory liabilities (future revenue reductions or refunds) are recorded to reflect the economic effects of regulation by matching expenses with their recovery through regulated revenues in the same accounting period.
         When regulatory assets are probable of recovery through regulated rates, we record them as assets on the balance sheet. We test for probability of recovery whenever new events occur, for example a regulatory commission order or passage of new legislation. If we determine that recovery of a regulatory asset is no longer probable, we write off that regulatory asset as a charge against net income. A write off of regulatory assets may also reduce future cash flows since there may be no recovery through regulated rates.

Traditional Electricity Supply and Delivery Activities - We recognize revenues on an accrual basis for electricity supply sales and electricity transmission and distribution delivery services. The revenues are recognized in our income statement when the energy is delivered to the customer and include unbilled as well as billed amounts. In general expenses are recorded when incurred.

Energy Marketing and Trading Activities - AEP engages in wholesale electricity marketing and trading transactions (trading activities). A portion of the revenues and costs of AEP's trading activities are allocated to CSPCo as a member of the AEP Power Pool. Trading activities involve the purchase and sale of energy under physical forward contracts at fixed and variable prices and the buying and selling of financial energy contracts which include exchange traded futures and options and over-the-counter options and swaps. Although trading contracts are generally short-term, there are also long-term trading contracts. We recognize revenues from trading activities generally based on changes in the fair value of open energy trading contracts.

           Recording the net change in the fair value of open trading contracts prior to settlement is commonly referred to as mark-to-market (MTM) accounting. Under MTM accounting the change in the unrealized gain or loss throughout a contract's term is recognized in each accounting period. When the contract actually settles, that is, the energy is actually delivered in a sale or received in a purchase or the parties agree to forego delivery and receipt and net settle in cash, the unrealized gain or loss is reversed and the actual realized cash gain or loss is recognized. Therefore, over the trading contract's term an unrealized gain or loss is recognized as the contract's market value changes. When the contract settles the total gain or loss is realized in cash but only the difference between the accumulated unrealized net gains or losses recorded in prior months and the cash proceeds is recognized. Unrealized mark-to-market gains and losses are included in the Balance Sheet as energy trading contract assets or liabilities.
           The majority of our trading activities represent physical forward electricity contracts that are typically settled by entering into offsetting contracts. An example of our trading activities is when, in January, we enter into a forward sales contract to deliver electricity in July. At the end of each month until the contract settles in July, we would record our share of any difference between the contract price and the market price as an unrealized gain or loss. In July when the contract settles, we would realize our share of a gain or loss in cash and reverse the previously recorded cumulative unrealized gain or loss.
           Depending on whether the delivery point for the electricity is in AEP's traditional marketing area or not determines where the contract is reported on CSPCo's income statement. AEP's traditional marketing area is up to two transmission systems from the AEP service territory. Physical forward trading sale contracts with delivery points in AEP's traditional marketing area are included in revenues when the contracts settle. Physical forward trading purchase contracts with delivery points in AEP's traditional marketing area are included in purchased power expense when they settle. Prior to settlement, changes in the fair value of physical forward sale and purchase contracts in AEP's traditional marketing area are included in revenues on a net basis. Physical forward sales contracts for delivery outside of AEP's traditional marketing area are included in nonoperating income when the contract settles. Physical forward purchase contracts for delivery outside of AEP's traditional marketing area are included in nonoperating expenses when the contract settles. Prior to settlement, changes in the fair value of physical forward sale and purchase contracts with delivery points outside of AEP's traditional marketing area are included in nonoperating income on a net basis.
        Continuing with the above example, assume that later in January or sometime in February through July we enter into an offsetting forward contract to buy electricity in July. If we do nothing else with these contracts until settlement in July and if the volumes, delivery point, schedule and other key terms match then the difference between the sale price and the purchase price represents a fixed value to be realized when the contracts settle in July. If the purchase contract is perfectly matched with the sales contract, we have effectively fixed the profit or loss; specifically it is the difference between the contracted settlement price of the two contracts. Mark-to-market accounting for these contracts from this point forward will have no further impact on results of operations but will have an offsetting and equal effect on trading contract assets and liabilities. Of course we could also do similar transactions but enter into a purchase contract prior to entering into a sales contract. If the sale and purchase contracts do not match exactly as to volumes, delivery point, schedule and other key terms, then there could be continuing mark-to-market effects on results of operations from recording additional changes in fair values using mark-to-market accounting.
        Trading of electricity options, futures and swaps, represents financial transactions with unrealized gains and losses from changes in fair values reported net in nonoperating income until the contracts settle. When these financial contracts settle, we record our share of the net proceeds in nonoperating income and reverse to nonoperating income the prior cumulative unrealized net gain or loss.
        The fair value of open short-term trading contracts are based on exchange prices and broker quotes. We mark-to-market open long-term trading contracts based mainly on AEP-developed valuation models. These models estimate future energy prices based on existing market and broker quotes and supply and demand market data and assumptions. The fair values determined are reduced by reserves to adjust for credit risk and liquidity risk. Credit risk is the risk that the counterparty to the contract will fail to perform or fail to pay amounts due. Liquidity risk represents the risk that imperfections in the market will cause the price to be less than or more than what the price should be based purely on supply and demand. There are inherent risks related to the underlying assumptions in models used to fair value open long-term trading contracts. AEP has independent controls to evaluate the reasonableness of our valuation models. However, energy markets, especially electricity markets, are imperfect and volatile and unforeseen events can and will cause reasonable price curves to differ from actual prices throughout a contract's term and when contracts settle. Therefore, there could be significant adverse or favorable effects on future results of operations and cash flows if market prices at settlement do not correlate with the AEP-developed price models.
        Volatility in commodities markets affects the fair values of all of our open trading contracts exposing CSPCo to market risk. See "Quantitative and Qualitative Disclosures about Market Risk" section for a discussion of the policies and procedures used to manage exposure to risk from trading activities.

Results of Operations
        Net income decreased $3.8 million or 10% due to depressed margins from electric marketing and trading caused by lower energy demand in the first quarter of 2002. Earnings from electric marketing and trading were much stronger in the first quarter of 2001 than in recent months due to milder weather and the slow recovery from the economic recession.
        The decline in revenues is mainly due to a decrease in electric marketing and trading revenues. The following analyzes the changes in operating revenues:
                                    Increase (Decrease)
                                          (in millions)     %

         Electricity Marketing
          And Trading*                     $(168.7)        (17)
         Energy Delivery*                      3.6           4
         Sales to AEP Affiliates             (11.1)        (59)
                                           -------
              Total                        $(176.2)        (16)
                                           =======

         *Reflects the allocation of certain transmission and distribution revenues included in bundled retail rates to energy delivery.

        The decrease in electric marketing and trading was driven largely by a decline in demand due to mild winter weather and the slow recovery from the economic recession. Heating degree days for the first quarter of 2002 were down 11.8% from the same quarter last year. Electricity sales to industrial customers decreased 4%.
        Operating expenses declined 16% in 2002. The changes in the components of operating expenses were:
                                         Increase (Decrease)
                                         -------------------
                                         (in millions)               %
                                         -------------               -

         Fuel                                     $  (1.4)          (3)
         Electricity Marketing and
           Trading Purchases                       (161.7)         (20)
         Purchases from AEP Affiliates               (0.7)          (1)
         Other Operation                             (0.4)          (1)
         Maintenance                                 (4.6)         (25)
         Depreciation and Amortization                1.3            4
         Taxes Other Than Income Taxes               (0.4)          (1)
         Income Taxes                                (5.8)         (25)
                                                  -------
              Total                               $(173.7)         (16)
                                                  =======

        The decrease in fuel expense was primarily attributable to a reduction in generation of 4.6% due to the reduced demand for electricity.
        Electricity marketing and trading purchases also declined due to reduced demand, a continuation of the market conditions that developed in the fourth quarter of 2001.
        Maintenance expenses decreased in the first quarter of 2002 due to boiler overhaul work that was performed during the first quarter of 2001. Expenses for maintaining distribution overhead lines and underground lines were also lower in 2002.

        A decrease in pre-tax operating income caused income taxes attributable to operations to decline.
        The increase in nonoperating income which was offset by a larger increase in non-operating expenses was due to a reduction in net gains from AEP Power Pool trading transactions outside of the AEP System's traditional marketing area. The AEP Power Pool enters into power trading transactions for the purchase and sale of electricity and for options, futures and swaps. The Company's share of the AEP Power Pool's gains and losses from forward electricity trading transactions outside of the AEP System traditional marketing area and for speculative financial transactions (options, futures, swaps) is included in nonoperating income and expense. The decrease reflects a reduction in electricity prices and margins due to a decrease in demand reflecting milder weather and the slow economic recovery.
        The decrease in interest was primarily due to a decrease in the outstanding balance of long-term debt since the first quarter of 2001, the refinancing of debt at favorable interest rates and a reduction in short-term interest rates.

                COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                               Three Months Ended March 31,
                                               2002                    2001
                                               ----                    ----
                                                      (in thousands)
OPERATING REVENUES:
   Electricity Marketing and Trading      $  839,089               $1,007,831
   Energy Delivery                           102,548                   98,996
   Sales to AEP Affiliates                     7,678                   18,746
                                          ----------               ----------
           TOTAL OPERATING REVENUES          949,315                1,125,573
                                          ----------               ----------

OPERATING EXPENSES:
   Fuel                                       45,650                   47,030
   Purchased Power:
     Electricity Marketing and Trading       637,921                  799,639
     AEP Affiliates                           71,582                   72,272
   Other Operation                            54,158                   54,548
   Maintenance                                14,140                   18,780
   Depreciation and Amortization              32,736                   31,482
   Taxes Other Than Income Taxes              30,276                   30,687
   Income Taxes                               17,304                   23,020
                                          ----------               ----------
           TOTAL OPERATING EXPENSES          903,767                1,077,458
                                          ----------               ----------

OPERATING INCOME                              45,548                   48,115
NONOPERATING INCOME                          257,578                  252,846
NONOPERATING EXPENSES                        254,023                  247,690
NONOPERATING INCOME TAX EXPENSE (CREDIT)       1,452                   (2,133)
INTEREST CHARGES                              13,793                   17,733
                                          ----------               ----------
NET INCOME                                    33,858                   37,671
PREFERRED STOCK DIVIDEND REQUIREMENTS            181                      302
                                          ----------               ----------

EARNINGS APPLICABLE TO COMMON STOCK       $   33,677               $   37,369
                                          ==========               ==========

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                           Three Months Ended March 31,
                                            2002                    2001
                                            ----                    ----
                                                (in thousands)
BALANCE AT BEGINNING OF PERIOD           $176,103                 $ 99,069

NET INCOME                                 33,858                   37,671

DEDUCTIONS:
  Cash Dividends Declared:
     Common Stock                          21,766                   20,738
     Cumulative Preferred Stock               175                      262
  Capital Stock Expense                       254                      254
                                         --------                 --------

BALANCE AT END OF PERIOD                 $187,766                 $115,486
                                         ========                 ========

The common stock of the Company is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.

                COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                            March 31, 2002          December 31, 2001
                                            --------------          -----------------
                                                           (in thousands)

ASSETS
------
ELECTRIC UTILITY PLANT:
   Production                                    $1,575,390                 $1,574,506
   Transmission                                     402,391                    401,405
   Distribution                                   1,167,184                  1,159,105
   General                                          143,532                    146,732
   Construction Work in Progress                     85,048                     72,572
                                                 ----------                 ----------
       Total Electric Utility Plant               3,373,545                  3,354,320
   Accumulated Depreciation and Amortization      1,399,457                  1,377,032
                                                 ----------                 ----------
        NET ELECTRIC UTILITY PLANT                1,974,088                  1,977,288
                                                 ----------                 ----------

OTHER PROPERTY AND INVESTMENTS                       39,793                     40,369
                                                 ----------                 ----------

LONG-TERM ENERGY TRADING CONTRACTS                  339,985                    193,915
                                                 ----------                 ----------

CURRENT ASSETS:
   Cash and Cash Equivalents                          6,497                     12,358
   Accounts Receivable:
      Customers                                      46,077                     41,770
      Affiliated Companies                           98,987                     63,470
      Miscellaneous                                  19,325                     16,968
      Allowance for Uncollectible Accounts             (719)                      (745)
   Fuel - at average cost                            21,127                     20,019
   Materials and Supplies - at average cost          34,240                     38,984
   Accrued Utility Revenues                          12,334                      7,087
   Energy Trading Contracts                         500,539                    347,198
   Prepayments                                       32,951                     28,733
                                                 ----------                 ----------
        TOTAL CURRENT ASSETS                        771,358                    575,842
                                                 ----------                 ----------

REGULATORY ASSETS                                   258,725                    262,267
                                                 ----------                 ----------

DEFERRED CHARGES                                     45,731                     56,187
                                                 ----------                 ----------

        TOTAL ASSETS                             $3,429,680                 $3,105,868
                                                 ==========                 ==========

See Notes to Financial Statements beginning on page L-1.

                COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                    March 31, 2002          December 31, 2001
                                                    --------------          -----------------
                                                                    (in thousands)

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - No Par Value:
      Authorized - 24,000,000 Shares
      Outstanding - 16,410,426 Shares                    $   41,026                  $   41,026
   Paid-in Capital                                          574,622                     574,369
   Retained Earnings                                        187,766                     176,103
                                                         ----------                  ----------
        Total Common Shareowner's Equity                    803,414                     791,498
   Cumulative Preferred Stock - Subject to
    Mandatory Redemption                                     10,000                      10,000
   Long-term Debt                                           571,441                     571,348
                                                         ----------                  ----------

           TOTAL CAPITALIZATION                           1,384,855                   1,372,846
                                                         ----------                  ----------

OTHER NONCURRENT LIABILITIES                                 34,687                      36,715
                                                         ----------                  ----------

CURRENT LIABILITIES:
   Long-term Debt Due Within One Year                       220,500                     220,500
   Advances from Affiliates                                 210,490                     181,384
   Accounts Payable - General                                53,925                      62,393
   Accounts Payable - Affiliated Companies                   99,514                      83,697
   Taxes Accrued                                             96,417                     116,364
   Interest Accrued                                          14,514                      10,907
   Energy Trading Contracts                                 481,723                     334,958
   Other                                                     33,421                      34,600
                                                         ----------                  ----------

           TOTAL CURRENT LIABILITIES                      1,210,504                   1,044,803
                                                         ----------                  ----------

DEFERRED INCOME TAXES                                       444,447                     443,722
                                                         ----------                  ----------

DEFERRED INVESTMENT TAX CREDITS                              36,398                      37,176
                                                         ----------                  ----------

LONG-TERM ENERGY TRADING CONTRACTS                          301,879                     157,706
                                                         ----------                  ----------

DEFERRED CREDITS                                             16,910                      12,900
                                                         ----------                  ----------

CONTINGENCIES (Note 8)

           TOTAL CAPITALIZATION AND LIABILITIES          $3,429,680                  $3,105,868
                                                         ==========                  ==========

See Notes to Financial Statements beginning on page L-1.

                COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Three Months Ended March 31,
                                                                     (in thousands)
                                                              2002                  2001
                                                              ----                  ----
OPERATING ACTIVITIES:
   Net Income                                             $  33,858               $  37,671
   Adjustments for Noncash Items:
      Depreciation and Amortization                          32,786                  31,638
      Deferred Federal Income Taxes                            (313)                  6,957
      Deferred Investment Tax Credits                          (778)                   (836)
      Mark to Market of Energy Trading Contracts             (5,849)                (30,008)
   Changes in Certain Current Assets and Liabilities:
      Accounts Receivable (net)                             (42,207)                (10,067)
      Fuel, Materials and Supplies                            3,636                  (4,345)
      Accrued Utility Revenues                               (5,247)                  9,638
      Accounts Payable                                        7,349                  17,605
      Taxes Accrued                                         (19,947)                (38,504)
      Interest Accrued                                        3,607                  11,122
      Other Assets                                              992                  12,798
      Other Liabilities                                       3,505                  (6,442)
                                                          ---------                --------
           Net Cash Flows From Operating Activities          11,392                  37,227
                                                          ---------                --------

INVESTING ACTIVITIES:
      Construction Expenditures                             (24,807)                (33,007)
      Proceeds from Sale of Property                            389                    -
                                                          ---------                --------
           Net Cash Flows Used For Investing Activities     (24,418)                (33,007)
                                                          ---------                --------

FINANCING ACTIVITIES:
      Change in Money Pool                                   29,106                  13,477
      Dividends Paid on Common Stock                        (21,766)                (20,738)
      Dividends Paid on Cumulative Preferred Stock             (175)                   (262)
                                                          ---------                --------
           Net Cash Flows Used For Financing Activities       7,165                  (7,523)
                                                          ---------                --------

Net Increase (Decrease) in Cash and Cash Equivalents         (5,861)                 (3,303)
Cash and Cash Equivalents at Beginning of Period             12,358                  11,600
                                                          ---------                --------
Cash and Cash Equivalents at End of Period                $   6,497                $  8,297
                                                          =========                ========

Supplemental Disclosure:
Cash paid for interest net of capitalized amounts was $9,725,000 and $6,127,000 and for income taxes was $11,198,000 and $17,485,000 in 2002 and 2001, respectively. Noncash acquisitions under capital leases were $84,000 in 2001.

See Notes to Financial Statements beginning on page L-1.

                 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                    FIRST QUARTER 2002 vs. FIRST QUARTER 2001

       I&M is a public utility engaged in the generation, purchase, sale, transmission and distribution of electric power to 567,000 retail customers in its service territory in northern and eastern Indiana and a portion of southwestern Michigan. As a member of the AEP Power Pool, I&M shares the revenues and the costs of the AEP Power Pool's wholesale sales to neighboring utilities and power marketers including power trading transactions. I&M also sells wholesale power to municipalities and electric cooperatives.
       The cost of the AEP System's generating capacity is allocated among the AEP Power Pool members based on their relative peak demands and generating reserves through the payment of capacity charges and the receipt of capacity credits. AEP Power Pool members are also compensated for the out-of-pocket costs of energy delivered to the AEP Power Pool and charged for energy received from the AEP Power Pool. The AEP Power Pool calculates each company's prior twelve month peak demand relative to the total peak demand of all member companies as a basis for sharing revenues and costs. The result of this calculation is each company's member load ratio (MLR) which determines each company's percentage share of revenues and costs.
       I&M is committed under unit power agreements to purchase all of AEGCo's 50% share of the 2,600 MW Rockport Plant capacity unless it is sold to other utilities. AEGCo is an affiliate that is not a member of the AEP Power Pool. An agreement between AEGCo and KPCo provides for the sale of 390 MW of AEGCo's Rockport Plant capacity to KPCo through 2004. Therefore, I&M purchases 910 MW of AEGCo's 50% share of Rockport Plant capacity.
Critical Accounting Policies - Revenue Recognition
Regulatory Accounting - As a cost-based rate-regulated electric public utility company, I&M's consolidated financial statements reflect the actions of regulators that can result in the recognition of revenues and expenses in different time periods than enterprises that are not rate regulated. In accordance with SFAS 71, regulatory assets (deferred expenses) and regulatory liabilities (future revenue reductions or refunds) are recorded to reflect the economic effects of regulation by matching expenses with their recovery through regulated revenues in the same accounting period.
        When regulatory assets are probable of recovery through regulated rates, we record them as assets on the balance sheet. We test for probability of recovery whenever new events occur, for example a regulatory commission order or passage of new legislation. If we determine that recovery of a regulatory asset is no longer probable, we write off that regulatory asset as a charge against net income. A write off of regulatory assets may also reduce future cash flows since there may be no recovery through regulated rates.

Traditional Electricity Supply and Delivery Activities - We recognize revenues on an accrual basis for electricity supply sales and electricity transmission and distribution delivery services. The revenues are recognized in our income statement when the energy is delivered to the customer and include unbilled as well as billed amounts. In general expenses are recorded when incurred.

Energy Marketing and Trading Activities - AEP engages in wholesale electricity marketing and trading transactions (trading activities). A portion of the revenues and costs of AEP's trading activities are allocated to I&M as a member of the AEP Power Pool. Trading activities involve the purchase and sale of energy under physical forward contracts at fixed and variable prices and the buying and selling of financial energy contracts which include exchange traded futures and options and over-the-counter options and swaps. The majority of trading activities represent physical forward electricity contracts that are typically settled by entering into offsetting physical contracts. Although trading contracts are generally short-term, there are also long-term trading contracts.
           Accounting standards applicable to trading activities require that changes in the fair value of trading contracts be recognized in revenues prior to settlement and is commonly referred to as mark-to-market (MTM) accounting. Since I&M is a cost-based rate-regulated entity, changes in the fair value of physical forward sale and purchase contracts in AEP's traditional marketing area are deferred as regulatory liabilities (gains) or regulatory assets (losses). The deferral reflects the fact that power sales and purchases are included in regulated rates on a settlement basis. AEP's traditional marketing area is up to two transmission systems from the AEP service territory. The change in the fair value of physical forward sale and purchase contracts outside AEP's traditional marketing area is included in nonoperating income on a net basis.
         Mark-to-market accounting represents the change in the unrealized gain or loss throughout the contract's term. When the contract actually settles, that is, the energy is actually delivered in a sale or received in a purchase or the parties agree to forego delivery and receipt of electricity and net settle in cash, the unrealized gain or loss is reversed and the actual realized cash gain or loss is recognized in the income statement. Therefore, as the contract's market value changes over the contract's term an unrealized gain or loss is deferred for contracts with delivery points in AEP's traditional marketing area and for contracts with delivery points outside of AEP's traditional marketing area the unrealized gain or loss is recognized as nonoperating income. When the contract settles the total gain or loss is realized in cash and the impact on the income statement depends on whether the contract's delivery points are within or outside of AEP's traditional marketing area. For contracts with delivery points in AEP's traditional marketing area, the total gain or loss realized in cash is recognized in the income statement. Physical forward trading sale contracts with delivery points in AEP's traditional marketing area are included in revenues when the contracts settle. Physical forward trading purchase contracts with delivery points in AEP's traditional marketing area are included in purchased power expense when they settle. Prior to settlement, changes in the fair value of physical forward sale and purchase contracts in AEP's traditional marketing area are deferred as regulatory liabilities (gains) or regulatory assets (losses). For contacts with delivery points outside of AEP's traditional marketing area only the difference between the accumulated unrealized net gains or losses recorded in prior months and the cash proceeds is recognized in the income statement. Physical forward sales contracts for delivery outside of AEP's traditional marketing area are included in nonoperating income when the contract settles. Physical forward purchase contracts for delivery outside of AEP's traditional marketing area are included in nonoperating expenses when the contract settles. Prior to settlement, changes in the fair value of physical forward sale and purchase contracts with delivery points outside of AEP's traditional marketing area are included in nonoperating income on a net basis. Unrealized mark-to-market gains and losses are included in the Balance Sheet as energy trading contract assets or liabilities as appropriate.

        Trading of electricity options, futures and swaps, represents financial transactions with unrealized gains and losses from changes in fair values reported net in nonoperating income until the contracts settle. When these financial contracts settle, we record our share of the net proceeds in nonoperating income and reverse to nonoperating income the prior cumulative unrealized net gain or loss.
        The fair value of open short-term trading contracts are based on exchange prices and broker quotes. We mark-to-market open long-term trading contracts based mainly on AEP-developed valuation models. These models estimate future energy prices based on existing market and broker quotes and supply and demand market data and assumptions. The fair values determined are reduced by reserves to adjust for credit risk and liquidity risk. Credit risk is the risk that the counterparty to the contract will fail to perform or fail to pay amounts due. Liquidity risk represents the risk that imperfections in the market will cause the price to be less or more than what the price should be based purely on supply and demand. There are inherent risks related to the underlying assumptions in models used to fair value open long-term trading contracts. AEP has independent controls to evaluate the reasonableness of our valuation models. However, energy markets, especially electricity markets, are imperfect and volatile and unforeseen events can and will cause reasonable price curves to differ from actual prices throughout a contract's term and when contracts settle. Therefore, there could be significant adverse or favorable effects on future results of operations and cash flows if market prices at settlement do not correlate with the AEP-developed price models.
        Volatility in commodities markets affects the fair values of all of our open trading contracts exposing I&M to market risk. See "Quantitative and Qualitative Disclosures about Market Risk" section for a discussion of the policies and procedures used to manage exposure to risk from trading activities. Results of Operations
          Net income decreased $21 million or 66% due primarily to a reduction in generation as a result of a refueling outage at one unit of I&M's Cook Plant, maintenance outages at Rockport Plant and lower margins on electricity sales.

        Operating revenues decreased 20% due to decreased wholesale marketing and trading prices and the decline in generation due to power plant outages. The following analyzes the changes in operating revenues:
                                    Increase (Decrease)
                                          (in millions)         %

         Electricity Marketing                $(225.6)        (20)
          and Trading*
         Energy Delivery*                        (3.4)         (4)
         Sales to AEP Affiliates                (23.8)        (33)
                                              -------
              Total                           $(252.8)        (20)
                                              =======

         *Reflects the allocation of certain transmission and distribution revenues included in bundled retail rates to energy delivery.

        The decrease in electricity marketing and trading revenues was due to a decline in wholesale prices reflecting soft demand caused by the slow economic recovery and mild winter weather. Revenues from sales to AEP affiliates declined significantly reflecting less power being available for sale as one unit of the Cook Nuclear Plant was shutdown for refueling and both units of Rockport Plant were scheduled for planned boiler maintenance. AEP Power Pool members are compensated for the out-of-pocket costs of energy delivered to the AEP Power Pool and charged for energy received from the AEP Power Pool. With the outages in 2002, I&M's available generation declined resulting in less power being delivered to the AEP Power Pool.
        Operating expenses declined 19% in 2002. The changes in the components of operating expenses were:
                                            Increase (Decrease)
                                            -------------------
                                            (in millions)              %
                                            -------------              -

         Fuel                                         $  (9.8)          (15)
         Electricity Marketing and Trading
          Purchases                                    (216.2)          (24)
         Purchases from AEP Affiliates                  (10.0)          (16)
         Other Operation                                 14.4            15
         Maintenance                                      2.9            10
         Depreciation and Amortization                    1.1             3
         Taxes Other Than Income Taxes                     -             -
         Income Taxes                                   (12.8)          (68)
                                                      -------
              Total                                   $(230.4)          (19)
                                                      =======

        Fuel expense decreased primarily due to the decline in generation reflecting the plant outages, mild winter weather and a slow economic recovery.
        The decrease in electricity marketing and trading purchases resulted mainly from the decrease in energy prices.
        Purchases from AEP affiliates declined due to the Rockport Plant outages as I&M is required to purchase AEGCo's Rockport Plant generation under their unit power agreement.
    Other operation expense increased due to higher costs resulting from the generating plants outages, property insurance and employee benefit costs.

        The increase in maintenance expense is primarily due to costs related to the outages.
        Income tax expense attributable to operations decreased significantly due primarily to a decline in pre-tax operating income.
        The decrease in nonoperating income and nonoperating expenses is due to lower prices for power sold and purchased outside of AEP's traditional marketing area reflecting reduced demand.
        The decrease in nonoperating income tax expense reflects a decline in pre-tax nonoperating income.
        Interest charges decreased due to a decline in short-term rates and lower outstanding borrowings.

                 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                           Three Months Ended March 31,
                                             2002                  2001
                                             ----                  ----
                                             (in thousands)
OPERATING REVENUES:
   Electricity Marketing and Trading    $  917,013            $1,142,617
   Energy Delivery                          74,537                77,937
   Sales to AEP Affiliates                  47,209                70,984
                                        ----------            ----------

           TOTAL OPERATING REVENUES      1,038,759             1,291,538
                                        ----------            ----------

OPERATING EXPENSES:
   Fuel                                     54,156                63,973
   Purchased Power:
      Electricity Marketing and Trading    691,806               908,039
      AEP Affiliates                        53,507                63,548
   Other Operation                         111,766                97,363
   Maintenance                              31,043                28,175
   Depreciation and Amortization            41,866                40,723
   Taxes Other Than Income Taxes            18,241                18,238
   Income Taxes                              6,011                18,781
                                        ----------            ----------

           TOTAL OPERATING EXPENSES      1,008,396             1,238,840
                                        ----------            ----------

OPERATING INCOME                            30,363                52,698

NONOPERATING INCOME                        295,185               302,274

NONOPERATING EXPENSES                      291,491               295,714

NONOPERATING INCOME TAX EXPENSE (CREDIT)      (425)                2,115

INTEREST CHARGES                            23,424                24,780
                                        ----------            ----------

NET INCOME                                  11,058                32,363

PREFERRED STOCK DIVIDEND REQUIREMENTS        1,155                 1,155
                                        ----------            ----------

EARNINGS APPLICABLE TO COMMON STOCK     $    9,903            $   31,208
                                        ==========            ==========

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                         Three Months Ended March 31,
                                          2002                  2001
                                          ----                  ----
                                            (in thousands)
NET INCOME                              $11,058               $32,363

OTHER COMPREHENSIVE INCOME (LOSS)
    Cash Flow Interest Rate Hedge         1,259                (1,919)
                                        -------               -------

COMPREHENSIVE INCOME                    $12,317               $30,444
                                        =======               =======

The common stock of I&M is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.

                 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                      Three Months Ended March 31,
                                     2002                    2001
                                     ----                    ----
                                         (in thousands)
BALANCE AT BEGINNING OF PERIOD     $74,605                  $ 3,443

NET INCOME                          11,058                   32,363

DEDUCTIONS:
 Cash Dividends Declared -
    Cumulative Preferred Stock       1,122                    1,122
  Capital Stock Expense                 33                       33
                                   -------                  -------

BALANCE AT END OF PERIOD           $84,508                  $34,651
                                   =======                  =======

See Notes to Financial Statements beginning on page L-1.

                 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                               March 31, 2002           December 31, 2001
                                               --------------           -----------------
                                                             (in thousands)
ASSETS
------
ELECTRIC UTILITY PLANT:
   Production                                       $2,759,924                 $2,758,160
   Transmission                                        957,905                    957,336
   Distribution                                        899,146                    900,921
   General (including nuclear fuel)                    220,140                    233,005
   Construction Work in Progress                        91,819                     74,299
                                                    ----------                 ----------
        Total Electric Utility Plant                 4,928,934                  4,923,721
   Accumulated Depreciation and Amortization         2,469,854                  2,436,972
                                                    ----------                 ----------
             NET ELECTRIC UTILITY PLANT              2,459,080                  2,486,749
                                                    ----------                 ----------

NUCLEAR DECOMMISSIONING AND SPENT NUCLEAR FUEL
  DISPOSAL TRUST FUNDS                                 844,616                    834,109
                                                    ----------                 ----------

LONG-TERM ENERGY TRADING CONTRACTS                     385,768                    215,544
                                                    ----------                 ----------

OTHER PROPERTY AND INVESTMENTS                         124,762                    127,977
                                                    ----------                 ----------

CURRENT ASSETS:
   Cash and Cash Equivalents                            10,849                     16,804
   Advances to Affiliates                               37,422                     46,309
   Accounts Receivable:
      Customers                                         66,101                     60,864
      Affiliated Companies                              71,244                     31,908
      Miscellaneous                                     39,204                     25,398
      Allowance for Uncollectible Accounts                (804)                      (741)
   Fuel - at average cost                               28,264                     28,989
   Materials and Supplies - at average cost             86,643                     91,440
   Energy Trading Contracts                            579,967                    399,195
   Accrued Utility Revenues                              5,405                      2,072
   Prepayments                                           9,838                      6,497
                                                    ----------                 ----------
          TOTAL CURRENT ASSETS                         934,133                    708,735
                                                    ----------                 ----------

REGULATORY ASSETS                                      414,045                    408,927
                                                    ----------                 ----------

DEFERRED CHARGES                                        40,943                     34,967
                                                    ----------                 ----------

          TOTAL ASSETS                              $5,203,347                 $4,817,008
                                                    ==========                 ==========

See Notes to Financial Statements beginning on page L-1.

                 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                    March 31, 2002          December 31, 2001
                                                    --------------          -----------------
                                                                   (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - No Par Value:
      Authorized - 2,500,000 Shares
      Outstanding - 1,400,000 Shares                    $   56,584                  $   56,584
   Paid-in Capital                                         733,249                     733,216
   Accumulated Other Comprehensive Income (Loss)            (2,576)                     (3,835)
   Retained Earnings                                        84,508                      74,605
                                                        ----------                  ----------
        Total Common Shareowner's Equity                   871,765                     860,570
   Cumulative Preferred Stock:
      Not Subject to Mandatory Redemption                    8,736                       8,736
      Subject to Mandatory Redemption                       64,945                      64,945
   Long-term Debt                                        1,313,389                   1,312,082
                                                        ----------                  ----------

           TOTAL CAPITALIZATION                          2,258,835                   2,246,333
                                                        ----------                  ----------

OTHER NONCURRENT LIABILITIES:
   Nuclear Decommissioning                                 605,988                     600,244
   Other                                                    86,872                      87,025
                                                        ----------                  ----------

           TOTAL OTHER NONCURRENT LIABILITIES              692,860                     687,269
                                                        ----------                  ----------

CURRENT LIABILITIES:
   Long-term Debt Due Within One Year                      340,000                     340,000
   Accounts Payable:
      General                                               77,745                      90,817
      Affiliated Companies                                  46,249                      43,956
   Taxes Accrued                                            91,152                      69,761
   Interest Accrued                                         28,265                      20,691
   Obligations Under Capital Leases                          9,483                      10,840
   Energy Trading Contracts                                554,916                     383,714
   Other                                                    88,790                      72,435
                                                        ----------                  ----------

           TOTAL CURRENT LIABILITIES                     1,236,600                   1,032,214
                                                        ----------                  ----------

DEFERRED INCOME TAXES                                      389,177                     400,531
                                                        ----------                  ----------

DEFERRED INVESTMENT TAX CREDITS                            103,604                     105,449
                                                        ----------                  ----------

DEFERRED GAIN ON SALE AND LEASEBACK -
 ROCKPORT PLANT UNIT 2                                      76,665                      77,592
                                                        ----------                  ----------

LONG-TERM ENERGY TRADING CONTRACTS                         347,151                     175,581
                                                        ----------                  ----------

DEFERRED CREDITS                                            98,455                      92,039
                                                        ----------                  ----------

CONTINGENCIES (Note 8)

                TOTAL CAPITALIZATION AND LIABILITIES    $5,203,347                  $4,817,008
                                                        ==========                  ==========

See Notes to Financial Statements beginning on page L-1.

                 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             Three Months Ended March 31,
                                                                2002                  2001
                                                                ----                  ----
                                                                     (in thousands)
OPERATING ACTIVITIES:
   Net Income                                             $  11,058                $  32,363
   Adjustments for Noncash Items:
      Depreciation and Amortization                          42,184                   41,589
      Amortization (Deferral) of Incremental
      Nuclear Refueling Outage Expenses (net)               (24,130)                     316
      Unrecovered Fuel and Purchased Power Costs              9,375                    9,375
      Amortization of Nuclear Outage Costs                   10,000                   10,000
      Deferred Federal Income Taxes                          (7,132)                  (2,462)
      Deferred Investment Tax Credits                        (1,845)                  (1,868)
      Mark-to-Market of Energy Trading Contracts             (3,708)                 (17,447)
      Deferred Property Taxes                                (8,409)                  (9,731)
   Changes in Certain Current Assets and Liabilities:
      Accounts Receivable (net)                             (58,316)                  43,803
      Fuel, Materials and Supplies                            5,522                   (6,098)
      Accrued Utility Revenues                               (3,333)                    -
      Accounts Payable                                      (10,779)                 (21,638)
      Taxes Accrued                                          21,391                   28,166
      Rent Accrued - Rockport Plant Unit 2                   18,464                   18,464
   Change in Other Assets                                     8,328                     (735)
   Change in Other Liabilities                                4,008                  (17,909)
                                                          ---------                ---------
           Net Cash Flows From Operating Activities          12,678                  106,188
                                                          ---------                ---------

INVESTING ACTIVITIES:
      Construction Expenditures                             (26,398)                 (18,241)
      Buyout of Nuclear Fuel Leases                            -                     (92,616)
                                                          ---------                ---------
           Net Cash Flows Used For Investing Activities     (26,398)                (110,857)
                                                          ---------                ---------

FINANCING ACTIVITIES:
      Change in Advances from Affiliates (net)                8,887                    4,878
      Dividends Paid on Cumulative Preferred Stock           (1,122)                  (1,122)
                                                          ---------                ---------
           Net Cash Flows From Financing Activities           7,765                    3,756
                                                          ---------                ---------

Net Decrease in Cash and Cash Equivalents                    (5,955)                    (913)
Cash and Cash Equivalents at Beginning of Period             16,804                   14,835
                                                          ---------                ---------
Cash and Cash Equivalents at End of Period                $  10,849                $  13,922
                                                          =========                =========

Supplemental Disclosure:
Cash paid (received) for interest net of capitalized amounts was $15,090,000 and $21,610,000 and for income taxes was $(470,000) and $7,471,000 in 2002 and 2001, respectively. Noncash acquisitions under capital leases were $991,000 in 2001.

See Notes to Financial Statements beginning on page L-1.

                             KENTUCKY POWER COMPANY
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

                    FIRST QUARTER 2002 vs. FIRST QUARTER 2001

       KPCo is a public utility engaged in the generation, purchase, sale, transmission and distribution of electric power serving 172,000 retail customers in eastern Kentucky. KPCo as a member of the AEP Power Pool shares in the revenues and costs of the AEP Power Pool's wholesale sales to neighboring utility systems and power marketers including power trading transactions. KPCo also sells wholesale power to municipalities.
       The cost of the AEP Power Pool's generating capacity is allocated among the Pool members based on their relative peak demands and generating reserves through the payment of capacity charges and the receipt of capacity credits. AEP Power Pool members are also compensated for their out-of-pocket costs of energy delivered to the AEP Power Pool and charged for energy received from the AEP Power Pool. The AEP Power Pool calculates each company's prior twelve month peak demand relative to the total peak demand of all member companies as a basis for sharing revenues and costs. The result of this calculation is the member load ratio (MLR) which determines each company's percentage share of AEP Power Pool revenues and costs.

Critical Accounting Policies - Revenue Recognition
Regulatory Accounting - As a cost-based rate-regulated electric public utility company, KPCo's financial statements reflect the actions of regulators that can result in the recognition of revenues and expenses in different time periods than enterprises that are not rate regulated. In accordance with SFAS 71, regulatory assets (deferred expenses) and regulatory liabilities (future revenue reductions or refunds) are recorded to reflect the economic effects of regulation by matching expenses with their recovery through regulated revenues in the same accounting period.
        When regulatory assets are probable of recovery through regulated rates, we record them as assets on the balance sheet. We test for probability of recovery whenever new events occur, for example a regulatory commission order or passage of new legislation. If we determine that recovery of a regulatory asset is no longer probable, we write off that regulatory asset as a charge against net income. A write off of regulatory assets may also reduce future cash flows since there may be no recovery through regulated rates.

Traditional Electricity Supply and Delivery Activities - We recognize revenues on an accrual basis for electricity supply sales and electricity transmission and distribution delivery services. The revenues are recognized in our income statement when the energy is delivered to the customer and include unbilled as well as billed amounts. In general expenses are recorded when incurred.

Energy Marketing and Trading Activities - AEP engages in wholesale electricity marketing and trading transactions (trading activities). A portion of the revenues and costs of AEP's trading activities are allocated to KPCO as a member of the AEP Power Pool. Trading activities involve the purchase and sale of energy under physical forward contracts at fixed and variable prices and the buying and selling of financial energy contracts which include exchange traded futures and options and over-the-counter options and swaps. The majority of trading activities represent physical forward electricity contracts that are typically settled by entering into offsetting physical contracts. Although trading contracts are generally short-term, there are also long-term trading contracts.

           Accounting standards applicable to trading activities require that changes in the fair value of trading contacts be recognized in revenues prior to settlement and is commonly referred to as mark-to-market (MTM) accounting. Since KPCO is a cost-based rate-regulated entity, changes in the fair value of physical forward sale and purchase contracts in AEP's traditional marketing area are deferred as regulatory liabilities (gains) or regulatory assets (losses). AEP's traditional marketing area is up to two transmission systems from the AEP Service territory. The change in the fair value of physical forward sale and purchase contracts outside AEP's traditional marketing area is included in nonoperating income on a net basis.
         Mark-to-market accounting represents the change in the unrealized gain or loss throughout the contract's term. When the contract actually settles, that is, the energy is actually delivered in a sale or received in a purchase or the parties agree to forego delivery and receipt of electricity and net settle in cash, the unrealized gain or loss is reversed and the actual realized cash gain or loss is recognized in the income statement. Therefore, as the contract's market value changes over the contract's term an unrealized gain or loss is deferred for contracts with delivery points in AEP's traditional marketing area and for contracts with delivery points outside of AEP's traditional marketing area the unrealized gain or loss is recognized as nonoperating income. When the contract settles the total gain or loss is realized in cash and the impact on the income statement depends on whether the contract's delivery points are within or outside of AEP's traditional marketing area. For contracts with delivery points in AEP's traditional marketing area, the total gain or loss realized in cash is recognized in the income statement. Physical forward trading sale contracts with delivery points in AEP's traditional marketing area are included in revenues when the contracts settle. Physical forward trading purchase contracts with delivery points in AEP's traditional marketing area are included in purchased power expense when they settle. Prior to settlement, changes in the fair value of physical forward sale and purchase contracts in AEP's traditional marketing area are deferred as regulatory liabilities (gains) or regulatory assets (losses). For contacts with delivery points outside of AEP's traditional marketing area only the difference between the accumulated unrealized net gains or losses recorded in prior months and the cash proceeds is recognized in the income statement. Physical forward sales contracts for delivery outside of AEP's traditional marketing area are included in nonoperating income when the contract settles. Physical forward purchase contracts for delivery outside of AEP's traditional marketing area are included in nonoperating expenses when the contract settles. Prior to settlement, changes in the fair value of physical forward sale and purchase contracts with delivery points outside of AEP's traditional marketing area are included in nonoperating income on a net basis. Unrealized mark-to-market gains and losses are included in the Balance Sheet as energy trading assets or liabilities.

        Trading of electricity options, futures and swaps, represents financial transactions with unrealized gains and losses from changes in fair values reported net in nonoperating income until the contracts settle. When these financial contracts settle, we record our share of the net proceeds in nonoperating income and reverse to nonoperating income the cumulative prior unrealized net gain or loss.
        The fair value of open short-term trading contracts are based on exchange prices and broker quotes. We mark-to-market open long-term trading contracts based mainly on AEP-developed valuation models. These models estimate future energy prices based on existing market and broker quotes and supply and demand market data and assumptions. The fair values determined are reduced by reserves to adjust for credit risk and liquidity risk. Credit risk is the risk that the counterparty to the contract will fail to perform or fail to pay amounts due. Liquidity risk represents the risk that imperfections in the market will cause the price to be less than or more than what the price should be based purely on supply and demand. There are inherent risks related to the underlying assumptions in models used to fair value open long-term trading contracts. AEP has independent controls to evaluate the reasonableness of our valuation models. However, energy markets, especially electricity markets, are imperfect and volatile and unforeseen events can and will cause reasonable price curves to differ from actual prices throughout a contract's term and when contracts settle. Therefore, there could be significant adverse or favorable effects on future results of operations and cash flows if market prices at settlement do not correlate with the AEP-developed price models.
        Volatility in commodities markets affects the fair values of all of our open trading contracts exposing KPCO to market risk. See "Quantitative and Qualitative Disclosures About Market Risk" section for a discussion of the policies and procedures used to manage exposure to risk from trading activities. Results of Operations
        Decreases in revenues were offset by sharper decreases in operating expenses which resulted in an increase in net income of $3 million or 45%.
        The following analyzes the changes in operating revenues:
                                  Increase (Decrease)
                                        (in millions)           %

         Electricity Marketing
          And Trading*                         $(103)         (25)
         Energy Delivery*                         (1)          (3)
         Sales to AEP Affiliates                  (4)         (38)
                                               -----
              Total                            $(108)         (23)
                                               =====

         *Reflects the allocation of certain transmission and distribution revenues included in bundled retail rates to energy delivery.

        The decrease in revenues is due primarily to a decrease in electricity trading prices and mild winter weather. In the first quarter of 2002 the AEP Power Pool grew its electric trading business resulting in a significant increase in the number of forward electricity contracts entered into AEP's traditional marketing area (up to two transmission systems from AEP's service territory). This growth in volume was offset by reduced demand which lowered selling prices and margins. Depressed prices were experienced in both trading and wholesale sales, resulting in an overall decrease in revenues due to mild weather and a slow recovery from the economic recession. Retail activity for the period was comparable to that of the same period last year.

        Changes in the components of operating expenses were:

                                        Increase (Decrease)
                                       -------------------
                                              (in millions)            %
                                             -------------             -

         Fuel                                        $   4            21
         Electricity Marketing and
           Trading Purchases                          (106)          (30)
         Purchases from AEP Affiliates                  (7)          (19)
         Other Operation                                (2)          (15)
         Maintenance                                    (1)          (16)
                                                     -----
              Total                                  $(112)          (25)
                                                     =====

        Fuel expense increased due to difficulties experienced by one of the Company's main coal suppliers forcing KPCo to go to the open market to address shortfalls in supply at higher prices in the coal spot market. Management is exploring opportunities for alternative suppliers and contracted rates.
        Purchased power expense decreases were primarily attributable to lower prices resulting from mild winter weather and declining demand for electricity.
        Other operation expense decreased due to a decrease in trading incentive cost accruals.
        Maintenance expense decreased as a result of adjustments to labor force and contractor support, the latter being converted to an "as needed" versus full time basis.
        The decrease in nonoperating income and expenses was due to a decrease in power trading revenues and purchases from non-regulated AEP Power Pool trading transactions outside of the AEP System's traditional marketing area. As with power trading activity within the traditional marketing areas, non-regulated trading transactions also experienced declining prices due to reduced demand and mild weather.

                             KENTUCKY POWER COMPANY
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                          Three Months Ended March 31,
                                           2002                   2001
                                           ----                   ----
                                                       (in thousands)
OPERATING REVENUES:
   Electric Marketing and Trading       $310,157                $413,133
   Energy Delivery                        35,129                  36,327
   Sales to AEP Affiliates                 6,022                   9,697
                                        --------                --------

           TOTAL OPERATING REVENUES      351,308                 459,157
                                        --------                --------

OPERATING EXPENSES:
   Fuel                                   21,767                  17,956
   Purchased Power
      Electricity Marketing and Trading  252,005                 358,230
      AEP Affiliates                      28,941                  35,635
   Other Operation                        12,469                  14,728
   Maintenance                             4,549                   5,429
   Depreciation and Amortization           8,257                   8,027
   Taxes Other Than Income Taxes           2,135                   2,049
   Income Taxes                            5,701                   5,834
                                        --------                --------

           TOTAL OPERATING EXPENSES      335,824                 447,888
                                        --------                --------

OPERATING INCOME                          15,484                  11,269

NONOPERATING INCOME                      101,984                 113,516

NONOPERATING EXPENSES                    100,912                 111,273

NONOPERATING INCOME TAX CREDIT               190                     567

INTEREST CHARGES                           6,500                   7,004
                                        --------                --------

           NET INCOME                   $ 10,246                $  7,075
                                        ========                ========

                       STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                  Three Months Ended March 31,
                                                 2002                     2001
                                                 ----                     ----
                                                       (in thousands)
NET INCOME                                     $10,246                 $ 7,075

STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
Cash Flow Interest Rate Hedge                      516                  (1,354)
                                               -------                 -------

COMPREHENSIVE INCOME                           $10,762                 $ 5,721
                                               =======                 =======

The common stock of the Company is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.

                             KENTUCKY POWER COMPANY
                         STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                        Three Months Ended March 31,
                                        2002                     2001
                                        ----                     ----
                                               (in thousands)

BALANCE AT BEGINNING OF PERIOD       $48,833                   $57,513

NET INCOME                            10,246                     7,075

CASH DIVIDENDS DECLARED:
     Common Stock                      7,044                     7,561
                                     -------                   -------

BALANCE AT END OF PERIOD             $52,035                   $57,027
                                     =======                   =======

See Notes to Financial Statements beginning on page L-1.

                             KENTUCKY POWER COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                  March 31, 2002          December 31, 2001
                                                  --------------          -----------------
                                                                 (in thousands)
ASSETS
------
ELECTRIC UTILITY PLANT:
   Production                                          $  271,096                 $  271,070
   Transmission                                           371,924                    374,116
   Distribution                                           401,798                    402,537
   General                                                 64,815                     65,059
   Construction Work in Progress                           31,852                     15,633
                                                           ------                 ----------
        Total Electric Utility Plant                    1,141,485                  1,128,415
   Accumulated Depreciation and Amortization              389,694                    384,104
                                                          -------                    -------
          NET ELECTRIC UTILITY PLANT                      751,791                    744,311
                                                          -------                    -------

OTHER PROPERTY AND INVESTMENTS                              6,472                      6,492
                                                            -----                      -----

LONG-TERM ENERGY TRADING CONTRACTS                        134,272                     77,972
                                                          -------                     ------

CURRENT ASSETS:
   Cash and Cash Equivalents                                  417                      1,947
   Accounts Receivable:
      Customers                                            20,762                     20,036
      Affiliated Companies                                 29,249                     16,012
      Miscellaneous                                         3,937                      3,333
      Allowance for Uncollectible Accounts                   (233)                      (264)
   Fuel - at average cost                                  14,026                     12,060
   Materials and Supplies - at average cost                15,559                     15,766
   Accrued Utility Revenues                                 8,316                      5,395
   Energy Trading Contracts                               198,129                    139,605
   Prepayments                                                383                      1,314
                                                              ---                      -----
          TOTAL CURRENT ASSETS                            290,545                    215,204
                                                          -------                    -------

REGULATORY ASSETS                                          98,822                     97,692
                                                           ------                     ------

DEFERRED CHARGES                                           10,334                     11,572
                                                           ------                     ------

          TOTAL ASSETS                                 $1,292,236                 $1,153,243
                                                       ==========                 ==========

See Notes to Financial Statements beginning on page L-1.

                             KENTUCKY POWER COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                       March 31, 2002    December 31, 2001
                                                       --------------    -----------------
                                                                (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - $50 Par Value:
      Authorized - 2,000,000 Shares
      Outstanding - 1,009,000 Shares                         $ 50,450           $ 50,450
   Paid-in Capital                                            158,750            158,750
   Accumulated Other Comprehensive Income (Loss)               (1,387)            (1,903)
   Retained Earnings                                           52,035             48,833
                                                               ------             ------
        Total Common Shareowner's Equity                      259,848            256,130
   Long-term Debt                                             236,646            251,093
                                                              -------            -------

           TOTAL CAPITALIZATION                               496,494            507,223
                                                              -------            -------

OTHER NONCURRENT LIABILITIES                                   11,670             11,929
                                                               ------             ------

CURRENT LIABILITIES:
   Long-term Debt Due Within One Year                         109,500             95,000
   Advances from Affiliates                                    76,794             66,200
   Accounts Payable:
      General                                                  20,428             24,050
      Affiliated Companies                                     31,797             22,557
   Customer Deposits                                            6,260              4,461
   Taxes Accrued                                               12,015             10,305
   Interest Accrued                                             5,363              5,269
   Energy Trading Contracts                                   199,434            144,364
   Other                                                       11,784             12,296
                                                               ------             ------

           TOTAL CURRENT LIABILITIES                          473,375            384,502
                                                              -------            -------

DEFERRED INCOME TAXES                                         168,086            168,304
                                                              -------            -------

DEFERRED INVESTMENT TAX CREDITS                                10,110             10,405
                                                               ------             ------

LONG-TERM ENERGY TRADING CONTRACTS                            119,222             63,412
                                                              -------             ------

DEFERRED CREDITS                                               13,279              7,468
                                                               ------              -----

CONTINGENCIES (Note 8)

           TOTAL CAPITALIZATION AND LIABILITIES            $1,292,236         $1,153,243
                                                           ==========         ==========

See Notes to Financial Statements beginning on page L-1.

                             KENTUCKY POWER COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                       Three Months Ended March 31,
                                                                          2002                2001
                                                                          ----                ----
                                                                              (in thousands)
OPERATING ACTIVITIES:
   Net Income                                                          $ 10,246              $7,075
   Adjustments for Noncash Items:
      Depreciation and Amortization                                       8,257               8,029
      Deferred Federal Income Taxes                                        (556)              4,194
      Deferred Investment Tax Credits                                      (295)               (297)
      Deferred Fuel Costs (net)                                           1,542              (1,271)
   Changes in Certain Current Assets and Liabilities:
      Accounts Receivable (net)                                         (14,598)             10,227
      Fuel, Materials and Supplies                                       (1,759)               (350)
      Accrued Utility Revenues                                           (2,921)              3,243
      Accounts Payable                                                    5,618               3,177
      Taxes Accrued                                                       1,710              (3,691)
      Mark to Market Energy Contracts                                    (1,858)             (5,976)
   Change in Other Assets                                                 4,997             (10,086)
   Change in Other Liabilities                                              435               5,871
                                                                            ---               -----
           Net Cash Flows From Operating Activities                      10,818              20,145
                                                                         ------              ------

INVESTING ACTIVITIES:
      Construction Expenditures                                         (15,898)             (5,746)
      Proceeds from Sales of Property                                      -                    216
                                                                           ----                 ---
           Net Cash Flow Used for Investing Activities                  (15,898)             (5,530)
                                                                        -------              ------

FINANCING ACTIVITIES:
      Change in Advances from Affiliates (net)                           10,594              (8,033)
      Dividends Paid                                                     (7,044)             (7,561)
                                                                         ------              ------
           Net Cash Flows From (Used For) Financing Activities            3,550             (15,594)
                                                                          -----             -------

Net Decrease in Cash and Cash Equivalents                                (1,530)               (979)
Cash and Cash Equivalents at Beginning of Period                          1,947               2,270
                                                                          -----               -----
Cash and Cash Equivalents at End of Period                                $ 417              $1,291
                                                                          =====              ======

Supplemental Disclosure:
Cash paid for interest net of capitalized amounts was $6,328,000 and $4,529,000 and for income taxes was $3,053,000 and $4,354,000 in 2002 and 2001, respectively. Noncash acquisitions under capital leases were $22,000 and $661,000 in 2002 and 2001, respectively.

See Notes to Financial Statements beginning on page L-1.

                       OHIO POWER COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                    FIRST QUARTER 2002 vs. FIRST QUARTER 2001

         OPCo is a public utility engaged in the generation, sale, purchase, transmission and distribution of electric power to approximately 698,000 customers in the northwestern, east central, eastern and southern sections of Ohio. As a member of the AEP Power Pool, OPCo shares the revenues and the costs of the AEP Power Pool's wholesale sales to neighboring utilities and power marketers including power trading transactions. OPCo also sells wholesale power to municipalities and electric cooperatives.
       The cost of the AEP System's generating capacity is allocated among the AEP Power Pool members based on their relative peak demands and generating reserves through the payment of capacity charges and the receipt of capacity credits. AEP Power Pool members are also compensated for the out-of-pocket costs of energy delivered to the AEP Power Pool and charged for energy received from the AEP Power Pool. The AEP Power Pool calculates each company's prior twelve month peak demand relative to the total peak demand of all member companies as a basis for sharing revenues and costs. The result of this calculation is each company's member load ratio (MLR) which determines each company's percentage share of revenues and costs.

Critical Accounting Policies - Revenue Recognition
Regulatory Accounting - As a result of our cost-based rate-regulated transmission and distribution operations, our financial statements reflect the actions of regulators that can result in the recognition of revenues and expenses in different time periods than enterprises that are not rate regulated. In accordance with SFAS 71, regulatory assets (deferred expenses) and regulatory liabilities (future revenue reductions or refunds) are recorded to reflect the economic effects of regulation by matching expenses with their recovery through regulated revenues in the same accounting period.
         When regulatory assets are probable of recovery through regulated rates, we record them as assets on the balance sheet. We test for probability of recovery whenever new events occur, for example a regulatory commission order or passage of new legislation. If we determine that recovery of a regulatory asset is no longer probable, we write off that regulatory asset as a charge against net income. A write off of regulatory assets may also reduce future cash flows since there may be no recovery through regulated rates.

Traditional Electricity Supply and Delivery Activities - We recognize revenues on an accrual basis for electricity supply sales and electricity transmission and distribution delivery services. The revenues are recognized in our income statement when the energy is delivered to the customer and include unbilled as well as billed amounts. In general expenses are recorded when incurred.

Energy Marketing and Trading Activities - AEP engages in wholesale electricity marketing and trading transactions (trading activities). A portion of the revenues and costs of AEP's trading activities are allocated to OPCo as a member of the AEP Power Pool. Trading activities involve the purchase and sale of energy under physical forward contracts at fixed and variable prices and the buying and selling of financial energy contracts which include exchange traded futures and options and over-the-counter options and swaps. Although trading contracts are generally short-term, there are also long-term trading contracts. We recognize revenues from trading activities generally based on changes in the fair value of open energy trading contracts.

           Recording the net change in the fair value of open trading contracts prior to settlement is commonly referred to as mark-to-market (MTM) accounting. Under MTM accounting the change in the unrealized gain or loss throughout a contract's term is recognized in each accounting period. When the contract actually settles, that is, the energy is actually delivered in a sale or received in a purchase or the parties agree to forego delivery and receipt and net settle in cash, the unrealized gain or loss is reversed and the actual realized cash gain or loss is recognized. Therefore, over the trading contract's term an unrealized gain or loss is recognized as the contract's market value changes. When the contract settles the total gain or loss is realized in cash but only the difference between the accumulated unrealized net gains or losses recorded in prior months and the cash proceeds is recognized. Unrealized mark-to-market gains and losses are included in the Balance Sheet as energy trading contract assets or liabilities.
           The majority of our trading activities represent physical forward electricity contracts that are typically settled by entering into offsetting contracts. An example of our trading activities is when, in January, we enter into a forward sales contract to deliver electricity in July. At the end of each month until the contract settles in July, we would record our share of any difference between the contract price and the market price as an unrealized gain or loss. In July when the contract settles, we would realize our share of a gain or loss in cash and reverse the previously recorded cumulative unrealized gain or loss.
           Depending on whether the delivery point for the electricity is in AEP's traditional marketing area or not determines where the contract is reported on OPCo's income statement. AEP's traditional marketing area is up to two transmission systems from the AEP service territory. Physical forward trading sale contracts with delivery points in AEP's traditional marketing area are included in revenues when the contracts settle. Physical forward trading purchase contracts with delivery points in AEP's traditional marketing area are included in purchased power expense when they settle. Prior to settlement, changes in the fair value of physical forward sale and purchase contracts in AEP's traditional marketing area are included in revenues on a net basis. Physical forward sales contracts for delivery outside of AEP's traditional marketing area are included in nonoperating income when the contract settles. Physical forward purchase contracts for delivery outside of AEP's traditional marketing area are included in nonoperating expenses when the contract settles. Prior to settlement, changes in the fair value of physical forward sale and purchase contracts with delivery points outside of AEP's traditional marketing area are included in nonoperating income on a net basis.
        Continuing with the above example, assume that later in January or sometime in February through July we enter into an offsetting forward contract to buy electricity in July. If we do nothing else with these contracts until settlement in July and if the volumes, delivery point, schedule and other key terms match then the difference between the sale price and the purchase price represents a fixed value to be realized when the contracts settle in July. If the purchase contract is perfectly matched with the sales contract, we have effectively fixed the profit or loss; specifically it is the difference between the contracted settlement price of the two contracts. Mark-to-market accounting for these contracts from this point forward will have no further impact on results of operations but will have an offsetting and equal effect on trading contract assets and liabilities. Of course we could also do similar transactions but enter into a purchase contract prior to entering into a sales contract. If the sale and purchase contracts do not match exactly as to volumes, delivery point, schedule and other key terms, then there could be continuing mark-to-market effects on results of operations from recording additional changes in fair values using mark-to-market accounting.

        Trading of electricity options, futures and swaps represents financial transactions with unrealized gains and losses from changes in fair values reported net in nonoperating income until the contracts settle. When these financial contracts settle, we record our share of the net proceeds in nonoperating income and reverse to nonoperating income the prior cumulative unrealized net gain or loss.
        The fair value of open short-term trading contracts are based on exchange prices and broker quotes. We mark-to-market open long-term trading contracts based mainly on AEP-developed valuation models. These models estimate future energy prices based on existing market and broker quotes and supply and demand market data and assumptions. The fair values determined are reduced by reserves to adjust for credit risk and liquidity risk. Credit risk is the risk that the counterparty to the contract will fail to perform or fail to pay amounts due AEP. Liquidity risk represents the risk that imperfections in the market will cause the price to be less than or more than what the price should be based purely on supply and demand. There are inherent risks related to the underlying assumptions in models used to fair value open long-term trading contracts. AEP has independent controls to evaluate the reasonableness of our valuation models. However, energy markets, especially electricity markets, are imperfect and volatile and unforeseen events can and will cause reasonable price curves to differ from actual prices throughout a contract's term and when contracts settle. Therefore, there could be significant adverse or favorable effects on future results of operations and cash flows if market prices at settlement do not correlate with the AEP-developed price models.
        Volatility in commodities markets affects the fair values of all of our open trading contracts exposing OPCo to market risk. See "Quantitative and Qualitative Disclosures about Market Risk" section for a discussion of the policies and procedures used to manage exposure to risk from trading activities.

Results of Operations
        Net income increased $10.7 million or 20%. While revenues declined $316.1 million, operating expenses declined even more resulting in an increase in net income. Margins increased in 2002 for electricity sales to retail customers, reflecting the spread between capped or frozen retail rates and weak wholesale energy prices and cost of fuel. Weak wholesale prices, that benefited our retail sales, resulted in lower margins reducing earnings from wholesale energy marketing and trading.

        The following analyzes the changes in operating revenues:
                                   Increase (Decrease)
                                         (in millions)        %

         Electricity Marketing              $(294.6)        (21)
          and Trading*
         Energy Delivery*                       9.9           8
         Sales to AEP Affiliates              (31.4)        (22)
                                              -----
              Total                         $(316.1)        (19)
                                            =======

         *Reflects the allocation of certain transmission and distribution revenues included in bundled retail rates to energy delivery.

        The decline in revenues is mainly due to a decrease in electric marketing and trading revenues. The decrease was driven largely by a decline in demand due to mild winter weather and the slow recovery from the economic recession. Heating degree days were down 12% and electricity sales to industrial customers decreased 2%. Revenues from sales to AEP affiliates declined as a result of the effects of the mild weather and the economy.
        Operating expenses declined 20% in 2002. The changes in the components of operating expenses were:
                                                 Increase (Decrease)
                                                 -------------------
                                                 (in millions)             %
                                                 -------------             -

         Fuel                                             $ (58.2)          (29)
         Electricity Marketing and
           Trading Purchases                               (282.1)          (24)
         Purchases from AEP Affiliates                       (2.4)          (14)
         Other Operation                                      2.1             2
         Maintenance                                         (6.4)          (18)
         Depreciation and Amortization                        2.6             4
         Taxes Other Than Income Taxes                        5.6            14
         Income Taxes                                         3.8            12
                                                              ---
              Total                                       $(335.0)          (20)
                                                          =======

        The decrease in fuel expense was primarily attributable to a reduction in power generation and lower fuel costs reflecting lower market prices. Net generation decreased by 8% due to the reduced demand for electricity. The cost of purchased power for resale was also lower due to the reduced demand, a continuation of the market conditions that developed in the fourth quarter of 2001.
        Maintenance expense declined due primarily due to a reduction in boiler plant overhauls.
        Taxes other than income taxes increased due to changes in taxes assessed on utilities under the Ohio Restructuring Law. The law imposed a new state excise tax in 2002 replacing the state gross receipts tax and provided for a reduction in taxable rates on generation property.
        The increase in income taxes is predominately due to a increase in pre-tax operating income.

                       OHIO POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                              Three Months Ended March 31,
                                                  2002             2001
                                                  ----             ----
                                                     (in thousands)
OPERATING REVENUES:
   Electricity Marketing and Trading        $1,132,192        $1,426,817
   Energy Delivery                             141,760           131,849
   Sales to AEP Affiliates                     109,634           140,999
                                               -------           -------

           TOTAL OPERATING REVENUES          1,383,586         1,699,665
                                             ---------         ---------

OPERATING EXPENSES:
   Fuel                                        142,336           200,561
   Purchased Power:
      Electricity Marketing and Trading        880,157         1,162,284
      AEP Affiliates                            14,227            16,622
   Other Operation                              90,520            88,406
   Maintenance                                  28,988            35,400
   Depreciation and Amortization                62,621            60,059
   Taxes Other Than Income Taxes                45,839            40,236
   Income Taxes                                 35,182            31,341
                                                ------            ------

           TOTAL OPERATING EXPENSES          1,299,870         1,634,909
                                             ---------         ---------

OPERATING INCOME                                83,716            64,756

NONOPERATING INCOME                            356,341           370,474

NONOPERATING EXPENSES                          350,823           356,858

NONOPERATING INCOME TAX EXPENSE (CREDIT)         3,722             2,508

INTEREST CHARGES                                21,461            22,467
                                                ------            ------

NET INCOME                                      64,051            53,397

PREFERRED STOCK DIVIDEND REQUIREMENTS              314               314
                                                   ---               ---

EARNINGS APPLICABLE TO COMMON STOCK           $ 63,737          $ 53,083
                                              ========          ========

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                               Three Months Ended March 31,
                                                2002                  2001
                                                ----                  ----
                                                     (in thousands)
NET INCOME                                    $64,051               $53,397

OTHER COMPREHENSIVE LOSS
    Foreign Currency Exchange Rate Hedge         (201)                 (220)
                                                 ----                  ----

COMPREHENSIVE INCOME                          $63,850               $53,177
                                              =======               =======

The common stock of the Company is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.

                       OHIO POWER COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                     Three Months Ended March 31,
                                      2002                  2001
                                      ----                  ----
                                           (in thousands)
BALANCE AT BEGINNING OF PERIOD     $401,297              $398,086

NET INCOME                           64,051                53,397

CASH DIVIDENDS DECLARED:
     Common Stock                    32,582                35,744
     Cumulative Preferred Stock         314                   314
                                        ---                   ---

BALANCE AT END OF PERIOD           $432,452              $415,425
                                   ========              ========

The common stock of the Company is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.

                       OHIO POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                             March 31, 2002    December 31, 2001
                                             --------------    -----------------
                                                       (in thousands)

ASSETS
------
ELECTRIC UTILITY PLANT:
   Production                                    $3,018,212           $3,007,866
   Transmission                                     894,334              891,283
   Distribution                                   1,084,329            1,081,122
   General                                          242,446              245,232
   Construction Work in Progress                    201,524              165,073
                                                    -------              -------
        Total Electric Utility Plant              5,440,845            5,390,576
   Accumulated Depreciation and Amortization      2,483,039            2,452,571
                                                  ---------            ---------
          NET ELECTRIC UTILITY PLANT              2,957,806            2,938,005
                                                  ---------            ---------

OTHER PROPERTY AND INVESTMENTS                       61,459               62,303
                                                     ------               ------

LONG-TERM ENERGY TRADING CONTRACTS                  466,283              263,734
                                                    -------              -------

CURRENT ASSETS:
   Cash and Cash Equivalents                         39,351                8,848
   Accounts Receivable:
      Customers                                      93,816               84,694
      Affiliated Companies                          125,302              148,563
      Miscellaneous                                  36,835               20,409
      Allowance for Uncollectible Accounts           (1,048)              (1,379
   Fuel - at average cost                            98,417               84,724
   Materials and Supplies - at average cost          81,491               88,768
   Accrued Utility Revenues                           5,368                 -
   Energy Trading Contracts                         685,740              472,246
   Prepayments and Other                             32,787               20,865
                                                     ------               ------
          TOTAL CURRENT ASSETS                    1,198,059              927,738
                                                  ---------              -------

REGULATORY ASSETS                                   628,491              644,625
                                                    -------              -------

DEFERRED CHARGES                                     64,629               79,662
                                                     ------               ------

          TOTAL ASSETS                           $5,376,727           $4,916,067
                                                 ==========           ==========
See Notes to Financial Statements beginning on page L-1.

                       OHIO POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                              March 31, 2002   December 31, 2001
                                              --------------   -----------------
                                                          (in thousands)

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - No Par Value:
      Authorized - 40,000,000 Shares
      Outstanding - 27,952,473 Shares               $321,201           $321,201
   Paid-in Capital                                   462,483            462,483
   Accumulated Other Comprehensive Income (Loss)        (397)              (196)
   Retained Earnings                                 432,452            401,297
                                                     -------            -------
        Total Common Shareholder's Equity          1,215,739          1,184,785
   Cumulative Preferred Stock:
      Not Subject to Mandatory Redemption             16,648             16,648
      Subject to Mandatory Redemption                  8,850              8,850
   Long-term Debt                                  1,199,009          1,203,841
                                                   ---------          ---------

           TOTAL CAPITALIZATION                    2,440,246          2,414,124
                                                   ---------          ---------

OTHER NONCURRENT LIABILITIES                         126,924            130,386
                                                     -------            -------

CURRENT LIABILITIES:
   Long-term Debt Due Within One Year                  5,000               -
   Advances from Affiliates                          389,386            300,213
   Accounts Payable - General                        124,685            134,418
   Accounts Payable - Affiliated Companies           110,429            176,520
   Customer Deposits                                   5,961              5,452
   Taxes Accrued                                     148,268            126,770
   Interest Accrued                                   24,850             17,679
   Obligations Under Capital Leases                   14,219             16,405
   Energy Trading Contracts                          656,059            456,047
   Other                                              77,898             87,070
                                                      ------             ------

           TOTAL CURRENT LIABILITIES               1,556,755          1,320,574
                                                   ---------          ---------

DEFERRED INCOME TAXES                                796,885            797,889
                                                     -------            -------

DEFERRED INVESTMENT TAX CREDITS                       21,160             21,925
                                                      ------             ------

LONG-TERM ENERGY TRADING CONTRACTS                   410,895            214,487
                                                     -------            -------

DEFERRED CREDITS                                      23,862             16,682
                                                      ------             ------

CONTINGENCIES (Note 8)

       TOTAL CAPITALIZATION AND LIABILITIES       $5,376,727         $4,916,067
                                                  ==========         ==========

See Notes to Financial Statements beginning on page L-1.

                       OHIO POWER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Three Months Ended March 31,
                                                              2002                  2001
                                                              ----                  ----
                                                                   (in thousands)
OPERATING ACTIVITIES:
   Net Income                                                    $64,051         $53,397
   Adjustments for Noncash Items:
      Depreciation                                                43,196          52,853
      Amortization of Transition Assets                           19,425          19,256
      Deferred Federal Income Taxes                               (4,649)         (1,068)
      Amortization of Deferred Property Taxes                     14,717          19,992
      Mark to Market of Energy Trading Contracts                 (16,055)        (45,268)
   Changes in Certain Current Assets and Liabilities:
      Accounts Receivable (net)                                   (2,618)          1,274
      Fuel, Materials and Supplies                                (6,416)        (17,131)
      Accrued Utility Revenues                                    (5,368)            264
      Prepayments                                                (11,822)        (22,537)
      Accounts Payable                                           (75,824)        (34,942)
      Customer Deposits                                              509          89,622
      Taxes Accrued                                               21,498         (51,420)
      Interest Accrued                                             7,171          11,106
   Other Operating Assets                                          1,388           1,267
   Other Operating Liabilities                                    (8,819)        (24,848)
                                                                  ------         -------
           Net Cash Flows From Operating Activities               40,384          51,817
                                                                  ------          ------

INVESTING ACTIVITIES:
      Construction Expenditures                                  (66,312)        (65,103)
      Proceeds from Sale of Property and Other                       154           5,885
                                                                     ---           -----
           Net Cash Flows Used For Investing Activities          (66,158)        (59,218)
                                                                 -------         -------

FINANCING ACTIVITIES:
      Change in Advances to Affiliates (net)                      89,173          75,950
      Retirement of Long-term Debt                                  -            (42,506)
      Dividends Paid on Common Stock                             (32,582)        (35,744)
      Dividends Paid on Cumulative Preferred Stock                  (314)           (314)
                                                                    ----            ----
           Net Cash Flows From (Used For) Financing Activities    56,277          (2,614)
                                                                  ------          ------

Net Increase (Decrease) in Cash and Cash Equivalents              30,503         (10,015)
Cash and Cash Equivalents at Beginning of Period                   8,848          31,393
                                                                   -----          ------
Cash and Cash Equivalents at End of Period                       $39,351         $21,378
                                                                 =======         =======

Supplemental Disclosure:
Cash paid (received) for interest net of capitalized amounts was $13,900,000 and $10,887,000 and for income taxes was $(5,574,000) and $50,242,000 in 2002 and
2001, respectively. Noncash acquisitions under capital leases were $98,000 and $319,000 in 2002 and 2001, respectively.

See Notes to Financial Statements beginning on page L-1.

               PUBLIC SERVICE COMPANY OF OKLAHOMA AND SUBSIDIARIES
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

                    FIRST QUARTER 2002 vs. FIRST QUARTER 2001

       PSO is a public utility engaged in the generation, purchase, sale, transmission and distribution of electric power to approximately 503,000 retail customers in eastern and southwestern Oklahoma. PSO also sells electric power at wholesale to other utilities, municipalities and rural electric cooperatives.
       Wholesale power marketing and trading activities are conducted on PSO's behalf by AEPSC. PSO, along with the other AEP electric operating subsidiaries, shares in the forward trades with other utility systems and power marketers.

Critical Accounting Policies - Revenue Recognition

Regulatory Accounting - As a cost-based rate-regulated electric public utility company, PSO's consolidated financial statements reflect the actions of regulators that can result in the recognition of revenues and expenses in different time periods than enterprises that are not rate regulated. In accordance with SFAS 71, regulatory assets (deferred expenses) and regulatory liabilities (future revenue reductions or refunds) are recorded to reflect the economic effects of regulation by matching expenses with their recovery through regulated revenues in the same accounting period.
        When regulatory assets are probable of recovery through regulated rates, we record them as assets on the balance sheet. We test for probability of recovery whenever new events occur, for example a regulatory commission order or passage of new legislation. If we determine that recovery of a regulatory asset is no longer probable, we write off that regulatory asset as a charge against net income. A write off of regulatory assets may also reduce future cash flows since there may be no recovery through regulated rates.

Traditional Electricity Supply and Delivery Activities - We recognize revenues on an accrual basis for electricity supply sales and electricity transmission and distribution delivery services. The revenues are recognized in our income statement when the energy is delivered to the customer and include unbilled as well as billed amounts. In general expenses are recorded when incurred.

Energy Marketing and Trading Activities - AEP engages in wholesale electricity marketing and trading transactions (trading activities). A portion of the revenues and costs of AEP's trading activities are allocated to PSO. Trading activities allocated to PSO involve the purchase and sale of energy under physical forward contracts at fixed and variable prices. Although trading contracts are generally short-term, there are also long-term trading contracts.

           Accounting standards applicable to trading activities require that changes in the fair value of trading contracts be recognized in revenues prior to settlement and is commonly referred to as mark-to-market (MTM) accounting. Since PSO is a cost-based rate-regulated entity, whose revenues are based on settled transactions, unrealized changes in the fair value of physical forward sale and purchase contracts are deferred as regulatory liabilities (gains) or regulatory assets (losses).
           Mark-to-market accounting represents the change in the unrealized gain or loss throughout the contract's term. When the contract actually settles, that is, the energy is actually delivered in a sale or received in a purchase or the parties agree to forego delivery and receipt and net settle in cash, the unrealized gain or loss is reversed and the actual realized cash gain or loss is recognized in the income statement. Therefore, as the contract's market value changes over the contract's term an unrealized gain or loss is deferred as a regulatory liability or a regulatory asset. When the contract settles the total gain or loss is realized in cash and recognized in the income statement. Physical forward trading sale contracts are included in revenues when the contracts settle. Physical forward trading purchase contracts are included in purchased power expense when they settle. Prior to settlement, changes in the fair value of physical forward sale and purchase contracts are deferred as regulatory liabilities (gains) or regulatory assets (losses). Unrealized mark-to-market gains and losses are included in the Balance Sheet as energy trading contract assets or liabilities.
        The fair value of open short-term trading contracts are based on exchange prices and broker quotes. We mark-to-market open long-term trading contracts based mainly on AEP-developed valuation models. These models estimate future energy prices based on existing market and broker quotes and supply and demand market data and assumptions. The fair values determined are reduced by reserves to adjust for credit risk and liquidity risk. Credit risk is the risk that the counterparty to the contract will fail to perform or fail to pay amounts due. Liquidity risk represents the risk that imperfections in the market will cause the price to be less than or more than what the price should be based purely on supply and demand. There are inherent risks related to the underlying assumptions in models used to fair value open long-term trading contracts. AEP has independent controls to evaluate the reasonableness of our valuation models. However, energy markets, especially electricity markets, are imperfect and volatile and unforeseen events can and will cause reasonable price curves to differ from actual prices throughout a contract's term and when contracts settle. Therefore, there could be significant adverse or favorable effects on future results of operations and cash flows if market prices at settlement do not correlate with the AEP-developed price models.
       Volatility in commodities markets affects the fair values of all of our open trading contracts exposing PSO to market risk. See "Quantitative and Qualitative Disclosures about Market Risk" section for a discussion of the policies and procedures used to manage exposure to risk from trading activities.

Results of Operations
         The net loss incurred by PSO increased $0.1 million or 5.6% in 2002 primarily as a result of increased maintenance expense due to storm damage in 2002.

The following analyzes the changes in operating revenues:
                                 Increase (Decrease)
                                 -------------------
                                       (in millions)          %
                                       -------------          -

Electricity Marketing
 and Trading*                             $(102.6)          (35)
Energy Delivery*                              3.3             7
Sales to AEP Affiliates                      (9.0)          (81)
                                             ----
    Total Revenues                        $(108.3)          (30)
                                          =======

*Reflects the allocation of certain transmission and distribution revenues included in bundled retail rates to energy delivery.

         Operating revenues decreased as a result of a decline in fuel recovery revenue and a decline in our share of AEP's marketing and trading operations. The decrease in electric marketing and trading revenue was driven largely by a decline in demand due to mild winter weather and the slow recovery from the economic recession. Lower energy demand depressed margins from electric marketing and trading.
         Operating expenses are as follows:
                                Increase (Decrease)
                                -------------------
                                      (in millions)            %
                                     -------------             -

Fuel                                       $ (53.7)          (48)
Electricity Marketing
 and Trading Purchases                       (32.7)          (25)
Purchases from AEP Affiliates                (20.5)          (55)
Other Operation                               (7.9)          (23)
Maintenance                                    4.3            44
Depreciation and Amortization                  1.4             7
Taxes Other Than Income Taxes                  0.1           N.M.
Income Taxes                                   0.6            28
                                               ---
    Total                                  $(108.4)          (31)
                                           =======

N.M. = Not Meaningful

         The decrease in fuel expense was primarily due to lower fuel costs reflecting lower market prices for natural gas and fuel oil.
         The cost per megawatt hour of purchased power was lower due to reduced demand, a continuation of the market conditions that developed in the fourth quarter of 2001.
         Other operation expense decreased due mainly to reduced power trading incentive accruals, lower transmission wheeling charges and reduced factoring and collections expenses.
         Maintenance expense increased largely as a result of increased expenses to repair damage to overhead lines caused by a winter storm in 2002.
         Depreciation expense increased due to the cost of repowering Northeast Station Units 1 & 2.
         The increase in income taxes is predominately due to an increase in pre-tax income, and changes in certain book/tax timing differences accounted for on a flow through basis.
         Lower interest rates and a reduction in outstanding borrowings caused the reduction in interest charges.

               PUBLIC SERVICE COMPANY OF OKLAHOMA AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           Three Months Ended March 31,
                                              2002                2001
                                              ----                ----
                                                    (in thousands)
OPERATING REVENUES:
Electricity Marketing and Trading          $194,024            $296,599
Energy Delivery                              51,732              48,417
Sales to AEP Affiliates                       2,094              11,123
                                              -----              ------
           TOTAL OPERATING REVENUES         247,850             356,139
                                            -------             -------

OPERATING EXPENSES:
   Fuel                                      58,097             111,801
   Purchased Power:
      Electricity Marketing and Trading      96,520             129,179
      AEP Affiliates                         16,845              37,367
   Other Operation                           26,639              34,557
   Maintenance                               14,169               9,830
   Depreciation and Amortization             20,916              19,471
   Taxes Other Than Income Taxes              7,848               7,793
   Income Taxes                              (1,594)             (2,199)
                                             ------              ------
           TOTAL OPERATING EXPENSES         239,440             347,799
                                            -------             -------

OPERATING INCOME                              8,410               8,340

NONOPERATING INCOME                             106                 824

NONOPERATING EXPENSES                           595                 336

NONOPERATING INCOME TAX CREDIT                 (141)               (115)

INTEREST CHARGES                              9,710              10,503
                                              -----              ------

NET LOSS                                     (1,648)             (1,560)

PREFERRED STOCK DIVIDEND REQUIREMENTS            53                  53
                                                 --                  --

EARNINGS LOSS APPLICABLE TO COMMON STOCK   $ (1,701)           $ (1,613)
                                           ========            ========

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                     Three Months Ended March 31,
                                  2002                       2001
                                  ----                       ----
                                            (in thousands)
BALANCE AT BEGINNING OF PERIOD   $142,994                  $137,688
NET LOSS                           (1,648)                   (1,560)
CASH DIVIDENDS DECLARED:
    Common Stock                   22,455                    13,060
    Preferred Stock                    53                        53
                                       --                        --

BALANCE AT END OF PERIOD         $118,838                  $123,015
                                 ========                  ========

The common stock of PSO is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.

               PUBLIC SERVICE COMPANY OF OKLAHOMA AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                           March 31, 2002     December 31, 2001
                                           --------------     -----------------
                                                     (in thousands)

ASSETS
------
ELECTRIC UTILITY PLANT:
   Production                                  $1,040,043          $1,034,711
   Transmission                                   430,395             427,110
   Distribution                                   989,002             972,806
   General                                        200,141             203,572
   Construction Work in Progress                   40,799              56,900
                                                   ------              ------
        Total Electric Utility Plant            2,700,380           2,695,099
   Accumulated Depreciation and Amortization    1,199,198           1,184,443
                                                ---------           ---------
        NET ELECTRIC UTILITY PLANT              1,501,182           1,510,656
                                                ---------           ---------

OTHER PROPERTY AND INVESTMENTS                     41,425              41,020
                                                   ------              ------

LONG-TERM ENERGY TRADING CONTRACTS                 22,890              55,215
                                                   ------              ------

CURRENT ASSETS:
   Cash and Cash Equivalents                        7,841               5,795
   Accounts Receivable:
      Customers                                    37,214              31,100
      Affiliated Companies                          8,524              10,905
   Fuel - at LIFO costs                            21,074              21,559
   Materials and Supplies - at average costs       38,616              36,785
   Energy Trading Contracts                        37,507             162,200
   Prepayments                                      1,861               2,368
                                                    -----               -----
          TOTAL CURRENT ASSETS                    152,637             270,712
                                                  -------             -------

REGULATORY ASSETS                                  29,791              35,004
                                                   ------              ------

DEFERRED CHARGES                                   25,831               5,290
                                                   ------               -----

          TOTAL ASSETS                         $1,773,756          $1,917,897
                                               ==========          ==========

See Notes to Financial Statements beginning on page L-1.

               PUBLIC SERVICE COMPANY OF OKLAHOMA AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                    March 31, 2002    December 31, 2001
                                                    --------------    -----------------
                                                             (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - $15 Par Value:
      Authorized Shares: 11,000,000 Shares
      Issued Shares: 10,482,000 shares and
      Outstanding Shares: 9,013,000 Shares                $157,230             $157,230
   Paid-in Capital                                         180,000              180,000
   Retained Earnings                                       118,838              142,994
                                                           -------              -------
        Total Common Shareholder's Equity                  456,068              480,224
   Cumulative Preferred Stock Not Subject
    to Mandatory Redemption                                  5,283                5,283
   PSO-Obligated, Mandatorily Redeemable Preferred
    Securities of Subsidiary Trust Holding Solely Junior
    Subordinated Debentures of PSO                          75,000               75,000
   Long-term Debt                                          345,205              345,129
                                                           -------              -------

           TOTAL CAPITALIZATION                            881,556              905,636
                                                           -------              -------

CURRENT LIABILITIES:
   Long-term Debt Due Within One Year                      106,000              106,000
   Advances from Affiliates                                186,997              123,087
   Accounts Payable - General                               46,658               72,759
   Accounts Payable - Affiliated Companies                  35,531               40,857
   Customers Deposits                                       21,547               21,041
   Over-Recovered Fuel Costs                                11,100                8,720
   Taxes Accrued                                            27,557               18,150
   Interest Accrued                                         11,365                7,298
   Energy Trading Contracts                                 43,403              167,658
   Other                                                     9,637               12,296
                                                             -----               ------

           TOTAL CURRENT LIABILITIES                       499,795              577,866
                                                           -------              -------

DEFERRED INCOME TAXES                                      299,232              296,877
                                                           -------              -------

DEFERRED INVESTMENT TAX CREDITS                             33,544               33,992
                                                            ------               ------

REGULATORY LIABILITIES AND DEFERRED CREDITS                 38,469               56,203
                                                            ------               ------

LONG-TERM ENERGY TRADING CONTRACTS                          21,160               47,323
                                                            ------               ------

           TOTAL CAPITALIZATION AND LIABILITIES         $1,773,756           $1,917,897
                                                        ==========           ==========

See Notes to Financial Statements beginning on page L-1.

               PUBLIC SERVICE COMPANY OF OKLAHOMA AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Three Months Ended March 31,
                                                                  2002                  2001
                                                                  ----                  ----
                                                                       (in thousands)
OPERATING ACTIVITIES:
   Net Income (Loss)                                       $(1,648)          $ (1,560)
   Adjustments for Noncash Items:
      Depreciation and Amortization                         20,916             19,471
      Deferred Income Taxes                                  1,886              5,750
      Deferred Investment Tax Credits                         (448)              (448)
   Changes in Certain Current Assets and Liabilities:
      Accounts Receivable (net)                             (3,733)            (4,018)
      Fuel, Materials and Supplies                          (1,346)             5,864
      Accounts Payable                                     (31,427)           (35,424)
      Taxes Accrued                                          9,407              4,738
      Deferred Property Taxes                              (21,210)           (20,730)
      Fuel Recovery                                          2,380             (2,724)
   Mark to Market of Energy Trading Contracts                 (104)              -
   Changes in Other Assets                                     765               (832)
   Changes in Other Liabilities                             (4,235)            (3,101)
                                                            ------             ------
           Net Cash Flows Used For Operating Activities    (28,797)           (33,014)
                                                           -------            -------

INVESTING ACTIVITIES:
      Construction Expenditures                            (10,559)           (28,595)
      Other                                                   -                  (359)
                                                             -----               ----
           Net Cash Flows Used For Investing Activities    (10,559)           (28,954)
                                                           -------            -------

FINANCING ACTIVITIES:
      Retirement of Long-term Debt                            -               (20,000)
      Change in Advances From Affiliates (net)              63,910             97,872
      Dividends Paid on Common Stock                       (22,455)           (13,060)
      Dividends Paid on Cumulative Preferred Stock             (53)               (53)
                                                               ---                ---
           Net Cash Flows From Financing Activities         41,402             64,759
                                                            ------             ------

Net Increase in Cash and Cash Equivalents                    2,046              2,791
Cash and Cash Equivalents at Beginning of Period             5,795             11,301
                                                             -----             ------
Cash and Cash Equivalents at End of Period                 $ 7,841          $ 14,092
                                                           =======          ========

Supplemental Disclosure:
Cash paid for interest net of capitalized  amounts was $5,157,000 and $5,736,000
and  for  income  taxes  was   $1,783,000  and  $1,978,000  in  2002  and  2001,
respectively.

See Notes to Financial Statements beginning on page L-1.

              SOUTHWESTERN ELECTRIC POWER COMPANY AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                    FIRST QUARTER 2002 vs. FIRST QUARTER 2001

         SWEPCo is a public utility engaged in the generation, purchase, sale, transmission and distribution of electric power in northeastern Texas, northwestern Louisiana, and western Arkansas. SWEPCo also sells electric power at wholesale to other utilities, municipalities and rural electric cooperatives.
         Wholesale power marketing and trading activities are conducted on SWEPCo's behalf by AEPSC. SWEPCo, along with the other AEP electric operating subsidiaries, shares in AEP's forward trades with other utility systems and power marketers.

Critical Accounting Policies - Revenue Recognition
Regulatory Accounting - Our financial statements reflect the actions of regulators since our electricity supply sales in the Louisiana jurisdiction and our transmission and distribution operations are cost-based rate-regulated. As a result of the regulators' actions, our financial statements can recognize revenues and expenses in different time periods than enterprises that are not rate regulated. In accordance with SFAS 71, regulatory assets (deferred expenses) and regulatory liabilities (future revenue reductions or refunds) are recorded to reflect the economic effects of regulation by matching expenses with their recovery through regulated revenues in the same accounting period.

Traditional Electricity Supply and Delivery Activities - We recognize revenues on an accrual basis for electricity supply sales and electricity transmission and distribution delivery services. The revenues are recognized in our income statement when the energy is delivered to the customer and include unbilled as well as billed amounts. In general expenses are recorded when incurred.
        When regulatory assets are probable of recovery through regulated rates, we record them as assets on the balance sheet. We test for probability of recovery whenever new events occur, for example a regulatory commission order or passage of new legislation. If we determine that recovery of a regulatory asset is no longer probable, we write off that regulatory asset as a charge against net income. A write off of regulatory assets may also reduce future cash flows since there may be no recovery through regulated rates.

Energy Marketing and Trading Activities - AEP engages in wholesale electricity marketing and trading transactions (trading activities). A portion of the revenues and costs of AEP's trading activities are allocated to SWEPCo. Trading activities allocated to SWEPCo involve the purchase and sale of energy under physical forward contracts at fixed and variable prices. Although trading contracts are generally short-term, there are also long-term trading contracts. We generally recognize revenues from open trading activities based on changes in the fair value of energy trading contracts.
           Recording the net change in the fair value of open trading contracts as revenues prior to settlement is commonly referred to as mark-to-market (MTM) accounting. Under MTM accounting the change in the unrealized gain or loss throughout a contract's term is recognized in each accounting period. When the contract actually settles, that is, the energy is actually delivered in a sale or received in a purchase or the parties agree to forego delivery and receipt and net settle in cash, the unrealized gain or loss is reversed out of revenues and the actual realized cash gain or loss is recognized in revenues for a sale or in purchased power expense for a purchase. Therefore, over the trading contract's term an unrealized gain or loss is recognized as the contract's market value changes. When the contract settles the total gain or loss is realized in cash but only the difference between the accumulated unrealized net gains or losses recorded in prior months and the cash proceeds is recognized. Unrealized mark-to-market gains and losses are included in the Balance Sheet as energy trading contract assets or liabilities.

        Our trading activities represent physical forward electricity contracts that are typically settled by entering into offsetting contracts. An example of our trading activities is when, in January, we enter into a forward sales contract to deliver electricity in July. At the end of each month until the contract settles in July, we would record any difference between the contract price and the market price as an unrealized gain or loss in revenues. In July when the contract settles, we would realize a gain or loss in cash and reverse to revenues the previously recorded cumulative unrealized gain or loss. Prior to settlement, the change in the fair value of physical forward sale and purchase contracts is included in revenues on a net basis. Upon settlement of a forward trading contract, the amount realized is included in revenues for a sales contract and realized cost is included in purchased power expense for a purchase contract with the prior change in unrealized fair value reversed in revenues.
        Continuing with the above example, assume that later in January or sometime in February through July we enter into an offsetting forward contract to buy electricity in July. If we do nothing else with these contracts until settlement in July and if the volumes, delivery point, schedule and other key terms match, then the difference between the sale price and the purchase price represents a fixed value to be realized when the contracts settle in July. If the purchase contract is perfectly matched with the sales contract, we have effectively fixed the profit or loss; specifically it is the difference between the contracted settlement price of the two contracts. Mark-to-market accounting for these contracts from this point forward will have no further impact on results of operations but will have an offsetting and equal effect on trading contract assets and liabilities. Of course we could also do similar transactions but enter into a purchase contract prior to entering into a sales contract. If the sale and purchase contracts do not match exactly as to volumes, delivery point, schedule and other key terms, then there could be continuing mark-to-market effects on revenues from recording additional changes in fair values using mark-to-market accounting.
        The fair value of open short-term trading contracts are based on exchange prices and broker quotes. We mark-to-market open long-term trading contracts based mainly on AEP-developed valuation models. These models estimate future energy prices based on existing market and broker quotes and supply and demand market data and assumptions. The fair values determined are reduced by reserves to adjust for credit risk and liquidity risk. Credit risk is the risk that the counterparty to the contract will fail to perform or fail to pay amounts due AEP. Liquidity risk represents the risk that imperfections in the market will cause the price to be less than or more than what the price should be based purely on supply and demand. There are inherent risks related to the underlying assumptions in models used to fair value open long-term trading contracts. AEP has independent controls to evaluate the reasonableness of our valuation models. However, energy markets, especially electricity markets, are imperfect and volatile and unforeseen events can and will cause reasonable price curves to differ from actual prices throughout a contract's term and when contracts settle. Therefore, there could be significant adverse or favorable effects on future results of operations and cash flows if market prices at settlement do not correlate with the AEP-developed price models.

        Volatility in commodities markets affects the fair values of all of our open trading contracts exposing SWEPCo to market risk. See "Quantitative and Qualitative Disclosures about Market Risk" section for a discussion of the policies and procedures used to manage exposure to risk from trading activities.

Results of Operations
        Net income decreased $12.7 million or 64% for the quarter. The decrease resulted primarily from reduced wholesale prices and margins due to a decline in demand for electricity which resulted from mild winter weather and a slow economic recovery.
        Operating revenues decreased 22% in 2002 because of a significant decrease in wholesale marketing and trading revenues. The changes in the components of revenues were as follows:
                                Increase (Decrease)
                                      (in millions)         %

         Electricity Marketing
          and Trading*                     $(80.1)        (25)
         Energy Delivery*                    (9.1)        (12)
         Sales to AEP Affiliates             (5.7)        (20)
                                             ----
              Total                        $(94.9)        (22)
                                           ======

         *Reflects the allocation of certain transmission and distribution revenues included in bundled retail rates to energy delivery.

     Operating revenues decreased in 2002 as a result of reduced wholesale prices due to reduced energy demand as a result of the mild winter weather and the slow recovery from the economic recession.
     Operating expenses decreased by 21% in 2002 mostly due to a significant decrease in electricity marketing and trading purchases and fuel expense.
                                          Increase (Decrease)
                                          -------------------
                                                (in millions)          %
                                                -------------          -

         Fuel                                        $(29.3)         (25)
         Electricity Marketing and
           Trading Purchases                          (43.7)         (28)
         Purchases from AEP Affiliates                 (5.6)         (40)
         Other Operation                                2.9            7
         Maintenance                                   (3.4)         (22)
         Depreciation and Amortization                  2.0            7
         Taxes Other Than Income Taxes                  0.2            1
         Income Taxes                                  (5.5)         (71)
                                                       ----
              Total                                  $(82.4)         (21)
                                                     ======

        Fuel expense decreased due to lower natural gas prices as a result of a mild winter and the slow recovery from the economic recession that started in the fourth quarter of 2001.

        A milder  than  normal  winter and  decreasing  purchased  power  prices resulted in decreases to both electricity marketing and trading purchases and electricity purchases from AEP affiliates.
        Due to the acquisition of Dolet Hills mining operation in June 2001, other operation expense increased in 2002.
        Maintenance expense decreased as a result of costs incurred last year to restore service and make repairs following a severe ice storm.
        The increase in depreciation and amortization expense was due primarily to the acquisition of the Dolet Hills mining operation.
        Income taxes attributable to operations decreased due to a significant decrease in pre-tax income.
        Nonoperating income decreased due primarily to a reduction in interest income earned on under-recovered fuel which resulted from significant natural gas price increases in the second half of 2000 and early 2001. During 2001 gas price declines and a PUCT approved fuel rate and fuel surcharge increases lowered the unrecovered fuel balance thus lowering interest income. Also a decrease in allowance for funds used during construction due to lower construction balances reduced nonoperating income.

              SOUTHWESTERN ELECTRIC POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                     Three Months Ended March 31,
                                            2002           2001
                                            ----           ----
                                                     (in thousands)
OPERATING REVENUES:
  Electricity Marketing and Trading     $238,854        $318,986
  Energy Delivery                         68,935          78,057
  Sales to AEP Affiliated                 22,959          28,646
                                          ------          ------
           TOTAL OPERATING REVENUES      330,748         425,689
                                         -------         -------

OPERATING EXPENSES:
   Fuel                                   88,883         118,246
   Purchased Power:
     Electricity Marketing and Trading   111,095         154,795
     AEP Affiliated                        8,441          14,062
   Other Operation                        42,151          39,268
   Maintenance                            11,838          15,236
   Depreciation and Amortization          30,140          28,130
   Taxes Other Than Income Taxes          14,466          14,266
   Income Taxes                            2,234           7,700
                                           -----           -----
           TOTAL OPERATING EXPENSES      309,248         391,703
                                         -------         -------

OPERATING INCOME                          21,500          33,986

NONOPERATING INCOME                          102             834
NONOPERATING EXPENSES                        566             640
NONOPERATING INCOME TAX EXPENSE (CREDIT)      28             (53)

INTEREST CHARGES                          13,818          14,364
                                          ------          ------

NET INCOME                                 7,190          19,869

PREFERRED STOCK DIVIDEND REQUIREMENTS         57              57
                                              --              --

EARNINGS APPLICABLE TO COMMON STOCK       $7,133        $ 19,812
                                          ======        ========

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                          Three Months Ended March 31,
                                           2002                   2001
                                           ----                   ----
                                                   (in thousands)

BALANCE AT BEGINNING OF PERIOD             $308,915               $293,989
NET INCOME                                    7,190                 19,869
 DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock                             18,964                 18,553
    Preferred Stock                              57                     57
                                                 --                     --

BALANCE AT END OF PERIOD                   $297,084               $295,248
                                           ========               ========

The common stock of the Company is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.

              SOUTHWESTERN ELECTRIC POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                              March 31, 2002   December 31, 2001
                                              --------------   -----------------
                                                       (in thousands)

ASSETS
------
ELECTRIC UTILITY PLANT:
   Production                                     $1,440,947         $1,429,356
   Transmission                                      561,473            538,749
   Distribution                                    1,049,876          1,042,523
   General                                           375,438            376,016
   Construction Work in Progress                      38,948             74,120
                                                      ------             ------
        Total Electric Utility Plant               3,466,682          3,460,764
   Accumulated Depreciation and Amortization       1,574,868          1,550,618
                                                   ---------          ---------
        NET ELECTRIC UTILITY PLANT                 1,891,814          1,910,146
                                                   ---------          ---------

OTHER PROPERTY AND INVESTMENTS                        43,561             43,000
                                                      ------             ------

LONG-TERM ENERGY TRADING CONTRACTS                    26,271             63,372
                                                      ------             ------

CURRENT ASSETS:
   Cash and Cash Equivalents                           1,888              5,415
   Accounts Receivable:
      Customers                                       48,236             44,588
      Affiliated Companies                            18,067             12,069
      Allowance for Uncollectible Accounts              (250)               (89)
   Fuel Inventory - at average cost                   69,845             52,212
   Under-recovered Fuel                                 -                 2,501
   Materials and Supplies - at average cost           33,398             32,527
   Energy Trading Contracts                           43,047            186,159
   Prepayments                                        16,127             18,716
                                                      ------             ------
          TOTAL CURRENT ASSETS                       230,358            354,098
                                                     -------            -------

REGULATORY ASSETS                                     49,211             51,989
                                                      ------             ------

DEFERRED CHARGES                                      91,325             67,753
                                                      ------             ------

          TOTAL ASSETS                            $2,332,540         $2,490,358
                                                  ==========         ==========

See Notes to Financial Statements beginning on page L-1.

              SOUTHWESTERN ELECTRIC POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                March 31, 2002 December 31, 2001
                                                -------------- -----------------
                                                        (in thousands)

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - $18 Par Value:
      Authorized - 7,600,000 Shares
      Outstanding - 7,536,640 Shares                  $135,660        $135,660
   Paid-in Capital                                     245,000         245,000
   Retained Earnings                                   297,084         308,915
                                                       -------         -------
        Total Common Shareowner's Equity               677,744         689,575

Preferred Stock                                          4,704           4,704
SWEPCO-Obligated, Mandatorily Redeemable Preferred
  Securities of Subsidiary Trust Holding Solely
  Junior Subordinated Debentures of SWEPCO             110,000         110,000
Long-term Debt                                         494,217         494,688
                                                       -------         -------

        TOTAL CAPITALIZATION                         1,286,665       1,298,967
                                                     ---------       ---------

OTHER NONCURRENT LIABILITIES                            36,197          34,997
                                                        ------          ------

CURRENT LIABILITIES:
   Long-term Debt Due Within One Year                      595         150,595
   Advances from Affiliates                            272,326         117,367
   Accounts Payable - General                           68,939          71,810
   Accounts Payable - Affiliated Companies              39,186          37,469
   Customer Deposits                                    20,596          19,880
   Taxes Accrued                                        63,253          36,522
   Interest Accrued                                     13,697          13,631
   Energy Trading Contracts                             49,709         192,318
   Over-recovered Fuel                                   7,613            -
   Other                                                20,801          26,166
                                                        ------          ------

        TOTAL CURRENT LIABILITIES                      556,715         665,758
                                                       -------         -------

DEFERRED INCOME TAXES                                  366,113         369,781
                                                       -------         -------

DEFERRED INVESTMENT TAX CREDITS                         47,583          48,714
                                                        ------          ------

REGULATORY LIABILITIES AND DEFERRED CREDITS             14,982          17,828
                                                        ------          ------

LONG-TERM ENERGY TRADING CONTRACTS                      24,285          54,313
                                                        ------          ------

CONTINGENCIES (Note 8)

        TOTAL CAPITALIZATION AND LIABILITIES        $2,332,540      $2,490,358
                                                    ==========      ==========

See Notes to Financial Statements beginning on page L-1.

              SOUTHWESTERN ELECTRIC POWER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Three Months Ended March 31,
                                                                    2002                  2001
                                                                    ----                  ----
                                                                         (in thousands)
OPERATING ACTIVITIES:
   Net Income                                                     $ 7,190             $ 19,869
   Adjustments for Noncash Items:
      Depreciation and Amortization                                30,140               28,130
      Deferred Income Taxes                                        (3,930)              (1,930)
      Deferred Investment Tax Credits                              (1,131)              (1,113)
      Mark-to-Market of Energy Trading Contracts                    4,498               (5,316)
   Changes in Certain Current Assets and Liabilities:
      Accounts Receivable (net)                                    (9,485)              21,669
      Fuel, Materials and Supplies                                (18,504)                (662)
      Accounts Payable                                             (1,154)             (49,324)
      Taxes Accrued                                                26,731               32,119
      Deferred Property Taxes                                     (27,217)             (24,636)
      Fuel Recovery                                                10,114               (6,637)
   Change in Other Assets                                           7,457               (1,391)
   Change in Other Liabilities                                     (2,009)             (13,280)
                                                                   ------              -------
           Net Cash Flows From (Used For) Operating Activities     22,700               (2,502)
                                                                   ------               ------

INVESTING ACTIVITIES:
      Construction Expenditures                                   (11,715)             (21,638)
      Other                                                          -                     326
                                                                     ----                  ---
           Net Cash Flows Used For Investing Activities           (11,715)             (21,312)
                                                                  -------              -------

FINANCING ACTIVITIES:
      Retirement of Long-term Debt                               (150,450)                (450)
      Change in Advances from Affiliates (net)                    154,959               43,482
      Dividends Paid on Common Stock                              (18,964)             (18,553)
      Dividends Paid on Cumulative Preferred Stock                    (57)                 (57)
                                                                      ---                  ---
           Net Cash Flows From (Used For) Financing Activities    (14,512)              24,422
                                                                  -------               ------

Net Increase (Decrease) in Cash and Cash Equivalents               (3,527)                 608
Cash and Cash Equivalents at Beginning of Period                    5,415                1,907
                                                                    -----                -----
Cash and Cash Equivalents at End of Period                        $ 1,888               $2,515
                                                                  =======               ======

Supplemental Disclosure:
Cash  paid  for  interest  net  of  capitalized   amounts  was  $10,203,000  and
$13,877,000 and for income taxes was $8,581,000 and $3,164,000 in 2002 and 2001, respectively.

See Notes to Financial Statements beginning on page L-1.

                          WEST TEXAS UTILITIES COMPANY
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
            --------------------------------------------------------
                    FIRST QUARTER 2002 vs. FIRST QUARTER 2001

         WTU is a public utility engaged in the generation, purchase, sale, transmission and distribution of electric power in west and central Texas. WTU sells electric power at wholesale to other utilities, municipalities, rural electric cooperatives and beginning in 2002 to retail electric providers (REPs) in Texas (see "Introduction of Customer Choice" section below).
        Wholesale power marketing and trading activities are conducted on WTU's behalf by AEPSC. WTU, along with the other AEP electric operating subsidiaries, shares in AEP's forward trades with other utility systems and power marketers. Introduction of Customer Choice
        On January 1, 2002, customer choice of electricity supplier began in the Electric Reliability Council of Texas (ERCOT) area of Texas. WTU currently operates in both the ERCOT and SPP (Southwest Power Pool) regions of Texas, with the majority of its operations being in the ERCOT territory.
        Under the Texas Restructuring Legislation, each electric utility has been required to submit a plan to structurally unbundle its business into a retail electric provider, a power generator, and a transmission and distribution utility. During the year 2000, WTU submitted a plan for separation that was subsequently approved by the PUCT. As a result of this legislation, WTU has functionally separated its generation from its transmission and distribution operations and formed a separate REP. Pending regulatory approval, WTU will corporately separate its generation from its transmission and distribution operations. The REP is a separate legal entity that is a subsidiary of AEP and is not owned by or consolidated with WTU. Since the REP is the electricity supplier to retail customers in the ERCOT area, WTU sells its generation to the REP and provides transmission and distribution services to retail customers in its ERCOT service territory. As a result of the formation of the REP, WTU no longer supplies electricity to retail customers in the ERCOT area. Instead WTU sells its generation to the REP. The implementation of REPs as suppliers to retail customers has caused a significant shift in WTU's sales as described below under "Results of Operations."
Critical  Accounting  Policies - Revenue Recognition
Regulatory Accounting - As a result of our cost-based rate-regulated transmission and distribution operations, our financial statements reflect the actions of regulators that can result in the recognition of revenues and expenses in different time periods than enterprises that are not rate regulated. In accordance with SFAS 71, regulatory assets (deferred expenses) and regulatory liabilities (future revenue reductions or refunds) are recorded to reflect the economic effects of regulation by matching expenses with their recovery through regulated revenues in the same accounting period.
         When regulatory assets are probable of recovery through regulated rates, we record them as assets on the balance sheet. We test for probability of recovery whenever new events occur, for example a regulatory commission order or passage of new legislation. If we determine that recovery of a regulatory asset is no longer probable, we write off that regulatory asset as a charge against net income. A write off of regulatory assets may also reduce future cash flows since there may be no recovery through regulated rates.

Traditional Electricity Supply and Delivery Activities - We recognize revenues on an accrual basis for electricity supply sales and electricity transmission and distribution delivery services. The revenues are recognized in our income statement when the energy is delivered to the customer and include unbilled as well as billed amounts. In general expenses are recorded when incurred.

Energy Marketing and Trading Activities - AEP engages in wholesale electricity marketing and trading transactions (trading activities). A portion of the revenues and costs of AEP's trading activities are allocated to WTU. Trading activities allocated to WTU involve the purchase and sale of energy under physical forward contracts at fixed and variable prices. Although trading contracts are generally short-term, there are also long-term trading contracts. We recognize revenues from trading activities generally based on changes in the fair value of open energy trading contracts.
           Recording the net change in the fair value of open trading contracts as revenues prior to settlement is commonly referred to as mark-to-market (MTM) accounting. Under MTM accounting the change in the unrealized gain or loss throughout a contract's term is recognized in each accounting period. When the contract actually settles, that is, the energy is actually delivered in a sale or received in a purchase or the parties agree to forego delivery and receipt of electricity and net settle in cash, the unrealized cumulative gain or loss is reversed out of revenues and the actual realized cash gain or loss is recognized in revenues for a sale or in purchased power expense for a purchase. Therefore, over the trading contract's term an unrealized gain or loss is recognized as the contract's market value changes. When the contract settles the total gain or loss is realized in cash but only the difference between the accumulated unrealized net gains or losses recorded in prior months and the cash proceeds is recognized. Unrealized mark-to-market gains and losses are included in the Balance Sheet as energy trading contract assets or liabilities.
        Our trading activities represent physical forward electricity contracts that are typically settled by entering into offsetting contracts. An example of our trading activities is when, in January, we enter into a forward sales contract to deliver electricity in July. At the end of each month until the contract settles in July, we would record our share of any difference between the contract price and the market price as an unrealized gain or loss in revenues. In July when the contract settles, we would realize our share of a gain or loss in cash and reverse to revenues the previously recorded cumulative unrealized gain or loss. Prior to settlement, the change in the fair value of physical forward sale and purchase contracts is included in revenues on a net basis. Upon settlement of a forward trading contract, the amount realized is included in revenues for a sales contract and the realized cost is included in purchased power expense for a purchase contract with the prior change in unrealized fair value reversed in revenues.
        Continuing with the above example, assume that later in January or sometime in February through July we enter into an offsetting forward contract to buy electricity in July. If we do nothing else with these contracts until settlement in July and if the volumes, delivery point, schedule and other key terms match, then the difference between the sale price and the purchase price represents a fixed value to be realized when the contracts settle in July. If the purchase contract is perfectly matched with the sales contract, we have effectively fixed the profit or loss; specifically it is the difference between the contracted settlement price of the two contracts. Mark-to-market accounting for these contracts from this point forward will have no further impact on results of operations but will have an offsetting and equal effect on trading contract assets and liabilities. Of course we could also do similar transactions but enter into a purchase contract prior to entering into a sales contract. If the sale and purchase contracts do not match exactly as to volumes, delivery point, schedule and other key terms, then there could be continuing mark-to-market effects on revenues from recording additional changes in fair values using mark-to-market accounting.

        The fair value of open short-term trading contracts are based on exchange prices and broker quotes. We mark-to-market open long-term trading contracts based mainly on AEP-developed valuation models. These models estimate future energy prices based on existing market and broker quotes and supply and demand market data and assumptions. The fair values determined are reduced by reserves to adjust for credit risk and liquidity risk. Credit risk is the risk that the counterparty to the contract will fail to perform or fail to pay amounts due AEP. Liquidity risk represents the risk that imperfections in the market will cause the price to be less than or more than what the price should be based purely on supply and demand. There are inherent risks related to the underlying assumptions in models used to fair value open long-term trading contracts. AEP has independent controls to evaluate the reasonableness of our valuation models. However, energy markets, especially electricity markets, are imperfect and volatile and unforeseen events can and will cause reasonable price curves to differ from actual prices throughout a contract's term and when contracts settle. Therefore, there could be significant adverse or favorable effects on future results of operations and cash flows if market prices at settlement do not correlate with the AEP-developed price models.
        Volatility in commodities markets affects the fair values of all of our open trading contracts exposing WTU to market risk. See "Quantitative and Qualitative Disclosures about Market Risk" section for a discussion of the policies and procedures used to manage exposure to risk from trading activities.

Results of Operations
        Net income increased $3.1 million or 348% for the quarter. This increase is due mostly to significant decreases in both average unit costs of fuel and average costs of purchased power.
        Overall operating revenues decreased $53.8 million for the quarter as shown below:
                                   Increase (Decrease)
                                         (in millions)         %

         Electricity Marketing
          and Trading*                       $(100.0)        (66)
         Energy Delivery*                        2.0           5
         Sales to AEP Affiliates                44.2         N.M.
                                                ----
              Total                          $ (53.8)        (28)
                                             =======

         *Reflects the allocation of certain transmission and distribution revenues included in bundled retail rates to energy delivery.

         N.M. = Not Meaningful

        Electricity marketing and trading revenues decreased $100.0 million as a result of several factors, including the elimination of retail sales in the ERCOT as of January 1st, 2002, a decrease in energy trading, and a milder than normal winter. Sales to AEP affiliates increased $44.2 million due to revenues to the newly-created affiliated REP.
        Due mostly to a decrease in fuel expense and electricity marketing and trading purchases, operating expenses declined $59.5 million. Changes in the components of operating expenses are shown below:

                                          Increase (Decrease)
                                                (in millions)         %

         Fuel                                       $(34.9)         (58)
         Electricity Marketing and
           Trading Purchases                         (17.2)         (28)
         Purchases from AEP Affiliates                (8.8)         (43)
         Other Operation                              (1.6)          (6)
         Maintenance                                  (0.2)          (5)
         Depreciation and Amortization                (0.2)          (2)
         Taxes Other Than Income Taxes                 0.3            4
         Income Taxes                                  3.1          N.M.
                                                       ---
              Total                                 $(59.5)         (31)
                                                    ======

         N.M. = Not Meaningful

        Although there was only a slight decrease in the consumption of fuel, fuel expense decreased significantly due mostly to a decrease in the average unit cost of fuel as a result of lower spot market natural gas prices.
        A milder than normal winter coupled with decreasing purchased power prices lead to a decrease in both electricity marketing and trading purchases and electricity purchases from AEP affiliates.
        A decrease in other operation expense was the result of a decrease in ERCOT transmission-related fees.
        Income taxes attributable to operations increased due to a significant increase in pre-tax income.
        A decrease in nonoperating income was caused by a decrease in mark-to-market financial energy trading losses.

                          WEST TEXAS UTILITIES COMPANY
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                        Three Months Ended March 31,
                                            2002              2001
                                            ----              ----
                                                (in thousands)
OPERATING REVENUES:
   Electricity Marketing and Trading     $ 50,365          $150,341
   Energy Delivery                         40,629            38,642
   Sales to AEP Affiliates                 50,242             6,023
                                           ------             -----
        Total Operating Revenues          141,236           195,006
                                          -------           -------

OPERATING EXPENSES:

   Fuel                                    24,980            59,905
   Purchased Power:
     Electricity Marketing and Trading     44,123            61,300
     AEP Affiliates                        11,650            20,392
   Other Operation                         24,170            25,756
   Maintenance                              4,356             4,562
   Depreciation and Amortization           11,569            11,771
   Taxes Other Than Income Taxes            6,300             6,038
   Income Taxes (Credit)                    2,943              (110)
                                            -----              ----
           Total Operating Expenses       130,091           189,614
                                          -------           -------

OPERATING INCOME                           11,145             5,392

NONOPERATING INCOME (LOSS)                 (1,488)            2,045

NONOPERATING EXPENSES                       1,372               332

NONOPERATING INCOME TAX EXPENSE (CREDIT)     (989)              282

INTEREST CHARGES                            5,282             5,932
                                            -----             -----
NET INCOME                                  3,992               891
PREFERRED STOCK DIVIDEND REQUIREMENTS          26                26
                                               --                --

EARNINGS APPLICABLE TO COMMON STOCK        $3,966             $ 865
                                           ======             =====

                         STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                       Three Months Ended March 31,
                                        2002                     2001
                                        ----                     ----
                                             (in thousands)
BALANCE AT BEGINNING OF PERIOD      $105,970                  $122,588
NET INCOME                             3,992                       891

DEDUCTIONS:
   Cash Dividends Declared:
    Common Stock                       6,749                     7,206
    Preferred Stock                       26                        26
                                          --                        --

BALANCE AT END OF PERIOD            $103,187                  $116,247
                                    ========                  ========

The common stock of the Company is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.

                          WEST TEXAS UTILITIES COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                            March 31, 2002  December 31, 2001
                                            --------------  -----------------
                                                         (in thousands)

ASSETS
------
ELECTRIC UTILITY PLANT:
   Production                                  $  442,078        $  443,508
   Transmission                                   253,347           250,023
   Distribution                                   437,265           431,969
   General                                        108,580           112,797
   Construction Work in Progress                   18,749            22,575
                                                   ------            ------
        Total Electric Utility Plant            1,260,019         1,260,872
   Accumulated Depreciation and Amortization      547,380           546,162
                                                  -------           -------
       NET ELECTRIC UTILITY PLANT                 712,639           714,710
                                                  -------           -------

OTHER PROPERTY AND INVESTMENTS                     25,634            24,933
                                                   ------            ------

LONG-TERM ENERGY TRADING CONTRACTS                 14,120            21,532
                                                   ------            ------

CURRENT ASSETS:
   Cash and Cash Equivalents                          556             2,454
   Accounts Receivable:
      Customers                                    30,945            18,720
      Affiliated Companies                         24,928             8,656
      Allowance for Uncollectible Accounts           (237)             (196)
   Fuel - at average cost                           8,977             8,307
   Materials and Supplies - at average cost        11,426            11,190
   Under-recovered Fuel Costs                      33,419            32,791
   Energy Trading Contracts                        25,383            63,252
   Prepayments and Other Current Assets               453               966
                                                      ---               ---
          TOTAL CURRENT ASSETS                    135,850           146,140
                                                  -------           -------

REGULATORY ASSETS                                  11,786            13,659
                                                   ------            ------

DEFERRED CHARGES                                   15,358             2,446
                                                   ------             -----

          TOTAL ASSETS                           $915,387          $923,420
                                                 ========          ========

See Notes to Financial Statements beginning on page L-1.

                          WEST TEXAS UTILITIES COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                        March 31, 2002  December 31, 2001
                                        --------------  -----------------
                                                  (in thousands)

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - $25 Par Value:
      Authorized - 7,800,000 Shares
      Outstanding - 5,488,560 Shares           $137,214        $137,214
   Paid-in Capital                                2,236           2,236
   Retained Earnings                            103,187         105,970
                                                -------         -------
        Total Common Shareowner's Equity        242,637         245,420
Cumulative Preferred Stock Not Subject to
  Mandatory Redemption                            2,482           2,482
Long-term Debt                                  220,998         220,967
                                                -------         -------

        TOTAL CAPITZALIZATION                   466,117         468,869
                                                -------         -------

CURRENT LIABILITIES:
   Long-term Debt Due Within One Year            35,000          35,000
   Advances from Affiliates                      89,168          50,448
   Accounts Payable - General                    17,958          33,782
   Accounts Payable - Affiliated Companies       26,263          11,388
   Customer Deposits                               -              4,191
   Taxes Accrued                                 21,563          17,358
   Interest Accrued                               2,832           1,244
   Energy Trading Contracts                      21,843          65,414
   Other                                         13,875          12,001
                                                 ------          ------

        TOTAL CURRENT LIABILITIES               228,502         230,826
                                                -------         -------

DEFERRED INCOME TAXES                           145,078         145,049
                                                -------         -------

DEFERRED INVESTMENT TAX CREDITS                  22,463          22,781
                                                 ------          ------

LONG-TERM ENERGY TRADING CONTRACTS               12,183          18,455
                                                 ------          ------

REGULATORY LIABILITIES AND DEFERRED CREDITS      41,044          37,440
                                                 ------          ------

CONTINGENCIES (Note 8)

        TOTAL CAPITALIZATION AND LIABILITIES   $915,387        $923,420
                                               ========        ========

See Notes to Financial Statements beginning on page L-1.

                          WEST TEXAS UTILITIES COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Three Months Ended March 31,
                                                                       2002             2001
                                                                       ----             ----
                                                                           (in thousands)
OPERATING ACTIVITIES:
   Net Income                                                       $ 3,992             $ 891
   Adjustments for Noncash Items:
      Depreciation and Amortization                                  11,569            11,771
      Deferred Income Taxes                                            (226)               85
      Deferred Investment Tax Credits                                  (318)             (318)
   Mark-to-Market of Energy Trading Contracts                          (664)           (2,129)
   Changes in Certain Assets and Liabilities:
      Accounts Receivable (net)                                     (28,456)           12,381
      Fuel, Materials and Supplies                                     (906)           (1,051)
      Accounts Payable                                                 (949)          (15,986)
      Taxes Accrued                                                   4,205             5,044
      Fuel Recovery                                                    (628)           (1,843)
   Deferred Property Taxes                                           (9,525)           (8,616)
   Change in Other Assets                                            (4,118)            3,049
   Change in Other Liabilities                                         (288)            2,281
                                                                       ----             -----
           Net Cash Flows From (Used For) Operating Activities      (26,312)            5,559
                                                                    -------             -----

INVESTING ACTIVITIES:
      Construction Expenditures                                      (7,531)          (10,762)
      Other                                                            -                -
                                                                       ----            ------
           Net Cash Flows Used For Investing Activities              (7,531)          (10,762)
                                                                     ------           -------

FINANCING ACTIVITIES:
      Change in Advances from Affiliates (net)                       38,720             9,238
      Dividends Paid on Common Stock                                 (6,749)           (7,206)
      Dividends Paid on Cumulative Preferred Stock                      (26)              (26)
                                                                        ---               ---
           Net Cash Flows From (Used For) Financing Activities       31,945             2,006
                                                                     ------             -----

Net Decrease in Cash and Cash Equivalents                            (1,898)           (3,197)
Cash and Cash Equivalents at Beginning of Period                      2,454             6,941
                                                                      -----             -----
Cash and Cash Equivalents at End of Period                            $ 556           $ 3,744
                                                                      =====           =======

Supplemental Disclosure:
Cash paid (received) for interest net of capitalized amounts was $2,097,000 and $2,162,000 and for income taxes was ($1,575,000) and ($2,957,000) in 2002 and
2001, respectively.

See Notes to Financial Statements beginning on page L-1.

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

The notes to financial statements are a combined presentation for AEP and its subsidiary registrants as follows:

                         Note                                           Registrant that Note applies to
                         ----                                           -------------------------------
1.           General                        AEP, AEGCo, APCo, CPL, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo, WTU

2.           Goodwill and Other
                Intangible Assets           AEP

3.           Acquisitions and
                Dispositions                AEP

4.           Rate Matters                   AEP, WTU

5.           Industry Restructuring         AEP, APCo, CPL, CSPCo, I&M, OPCo, SWEPCo, WTU

6.           Business Segments              AEP, AEGCo, APCo, CPL, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo, WTU

7.           Financing and Related
                Activities                  AEP, CPL, SWEPCo

8.           Contingencies                  AEP, AEGCo, APCo, CPL, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo, WTU

1.      GENERAL

               The accompanying unaudited financial statements should be read in conjunction with the 2001 Annual Report as incorporated in and filed with the Form 10-K.

               Certain prior period financial statement items were reclassified to conform to current period presentation. Reclassifications had no effect on previously reported net income.

               In the opinion of management, the unaudited financial statements reflect all normal recurring accruals and adjustments which are necessary for a fair presentation of the results of operations for interim periods.

2.      GOODWILL AND OTHER INTANGIBLE ASSETS

               SFAS 142, "Goodwill and Other Intangible Assets" was effective for AEP on January 1, 2002. The adoption of SFAS 142 requires the transition testing for impairment of all indefinite lived intangibles by the end of the first quarter and initial testing of goodwill by the end of the second quarter of 2002. In the first quarter of 2002, AEP completed testing the goodwill of its domestic operations and its indefinite lived intangible assets and there was no impairment.

               We recently began testing for goodwill impairment of our UK operations as required by SFAS 142 and will complete the initial testing in the second quarter of 2002. If after completing our transition testing we determine that any goodwill is impaired, the transitional impairment loss from the adoption of SFAS 142 will be reported as a cumulative effect of an accounting change retroactive to January 1, 2002.

               Also see "Possible Divestitures" in Management's Discussion and Analysis for related discussion of potential material losses.

               SFAS 142 also changed the accounting and reporting for goodwill and other intangible assets. Effective with the adoption of SFAS 142 on January 1, 2002 the amortization of goodwill ceased. SFAS 142 requires that other intangible assets be separately identified and if they have finite lives, they must be amortized over that life.

               New reporting requirements imposed by SFAS 142 include the disclosures shown below.

          Goodwill

               The changes in the carrying amount of goodwill for the three months ended March 31, 2002 by operating segment are:

                                                          Energy
                                       Wholesale          Delivery           Other          AEP Consolidated
                                                                 (in millions)
       Balance January 1, 2002             $340            $37              $1,169                  $1,546
       Goodwill acquired                      2              -                -                          2
       Goodwill assigned from
        purchase price allocation
        for recent prior period
        acquisitions                         77              -                -                         77
       Non-transitional
        impairment loss                       -              -                 (12)                    (12)
       Foreign currency exchange
         rate changes                         -              -                 (22)                    (22)
                                              -              -                 ---                     ---
       Balance March 31, 2002              $419            $37              $1,135                  $1,591
                                           ====            ===              ======                  ======

               In the first quarter of 2002, AEP recognized a goodwill impairment loss of $12 million ($8 million net of tax) as a result of management's decision to exit its Gas Power Systems business that was developing customized generators powered by surplus helicopter engines. Management elected to exit this business due to technical problems with the underlying technology and recognized an impairment loss for all goodwill related to the acquisition of Gas Power Systems.

               As required by SFAS 142 the following tables show the transitional disclosures to adjust reported net income and earnings per share to exclude amortization expense recognized in prior periods related to goodwill and intangible assets that are no longer being amortized and adjustments for changes in amortization periods for intangible assets that continue to be amortized.

       Net Income                                                        Three Months Ended March 31,
                                                                           2002                  2001
                                                                           ----                  ----
                                                                              (in millions)
       Reported Net Income                                                   $181                $266
       Add back: Goodwill amortization                                         -                    9
       Add back amortization for intangibles with
        indefinite lives under SFAS 142                                        -                    2
                                                                               --                   -
       Adjusted Net Income                                                   $181                $277
                                                                             ====                ====

       Earnings Per Share (Basic and Dilutive)                           Three Months Ended March 31,
                                                                           2002                  2001
                                                                           ----                  ----
       Reported Earnings per Share                                         $0.56                 $0.83
       Add back: Goodwill amortization                                       -                    0.03
       Add back amortization for intangibles with
        indefinite lives under SFAS 142                                      -                     -
                                                                             ---                   ---
       Adjusted Earnings per Share                                         $0.56                 $0.86
                                                                           =====                 =====

       Acquired Intangible Assets

               Acquired intangible assets subject to amortization are $31 million at March 31, 2002 and $20 million at December 31, 2001 net of accumulated amortization. The gross carrying amount and accumulated amortization by major asset class are:

                                                           March 31, 2002                              December 31, 2001
                                            Gross Carrying           Accumulated          Gross Carrying          Accumulated
                                            Amount                   Amortization         Amount                  Amortization
                                                           (in millions)                                 (in millions)
       CitiPower retail
        supply licenses                                  $25                     $4                   $24                      $4
       Unpatented Technology                              10                      -                     -                       -
                                                          --                      -                     -                       -
       Totals                                            $35                     $4                   $24                      $4
                                                         ===                     ==                   ===                      ==

                Amortization of intangible assets was $0.5 million for the three months ended March 31, 2002.

                Estimated aggregate amortization expense is $2.2 million for each year 2003 through 2008.

                Acquired intangible assets no longer subject to amortization are comprised of distribution licenses for CitiPower operating franchises with a carrying amount of $440 million and $421 million at March 31, 2002 and December 31, 2001.

                Fluctuations in the carrying values of the CitiPower retail supply and distribution licenses since December 31, 2001 represent changes in the foreign currency exchange rate.

3.      ACQUISITIONS AND DISPOSITIONS

                  In January 2002 AEP acquired for $2 million the existing trading operations, including 34 key staff, of Enron's Norway and Sweden-based energy trading businesses. The acquisition is an addition to the growing energy trading operation in Europe based in the U.K., where we now trade power and gas in the U.K., France, Germany, and the Netherlands and coal throughout the world. Results of operations are included in the consolidated income statements from the acquisition date. Based on a preliminary purchase price allocation the excess of cost over fair value of the net assets acquired is approximately $2 million which is recorded as goodwill. The allocation of the purchase price is subject to revision after completion of a final appraisal of the fair values of the assets acquired and liabilities assumed.

                  In April 2002 AEP reached a definitive agreement to transfer two of its Texas retail electric providers (REPs) to Centrica, a provider of retail energy and other consumer services. An independent appraiser will establish a fair market value for the transaction after mid-June 2002. This approach satisfies the parties<180> desire to have the transfer price reflect the actual fair market value on a date nearer to closing, and is consistent with the pooling of interests accounting limitations imposed on AEP until June 15, 2002, in connection with its merger with Central and South West Corp. If the appraised value is outside the range of $133 million to $153 million, the transaction need not be completed.

                  AEP will provide Centrica with a power supply contract for the two REPs and all back-office services related to these customers for a two-year period following closing. In addition, AEP retains the right to share in earnings from the two REPs above a threshold amount through 2006 in the event the Texas retail market develops increased earnings opportunities. AEP will also receive an up-front payment of approximately $39 million from Centrica associated with the back-office service agreement. Completion of the transaction is contingent upon the fair market value appraisal meeting the required contractual guidelines, regulatory approval from the PUCT and federal anti-trust clearance. AEP and Centrica expect to complete the regulatory approval process and conclude the transaction by the end of 2002.

4.      RATE MATTERS

            As discussed in Note 5 of the Notes to Financial Statements in the 2001 Annual Report, certain WTU wholesale customers filed a complaint with FERC alleging that WTU had overcharged them through the fuel adjustment clause for certain purchased power costs since 1997. The customers allege WTU had billed them for not only the cost of a 1999 Oklaunion outage, but also certain additional costs that are not permissible under the fuel adjustment clause.

            Negotiations to settle the complaint and update the contracts are continuing. In March 2002 WTU recorded a provision for refund of $2.2 million before income taxes. The actual refund and final resolution of this matter could differ materially from this estimate and may have a negative impact on future results of operations, cash flow and financial condition.

      Texas Retail Price-to-Beat Rates - Affecting AEP

              The Texas retail electric providers (REP) for the ERCOT area, CPL REP and WTU REP, filed with the PUCT to increase the fuel portion of their "price-to-beat" rate. The Texas legislation provides for the adjustment of the fuel portion of the rate up to twice annually based on changes in the market price of fuel using a natural gas price index. Any rate adjustment approved by the PUCT would be effective on June 28, 2002 or a later date ordered by the PUCT.

5.      INDUSTRY RESTRUCTURING

                As discussed in the 2001 Annual Report, customer choice began in four of the eleven state retail jurisdictions in which the AEP domestic electric utility companies operate. The following paragraphs discuss significant events occurring in 2002 related to customer choice and industry restructuring.

          Ohio Restructuring - Affecting AEP, CSPCo and OPCo

              As discussed in Note 7 of the Notes to Financial Statements in the 2001 Annual Report, CSPCo and OPCo filed an appeal with the Ohio Supreme Court related to a tax expense issue which would result in duplicate expense of $40 million and $50 million, respectively, for a twelve month period beginning on May 1, 2001. On April 3, 2002, the Ohio Supreme Court rejected the companies' arguments related to a duplicate tax period and affirmed the PUCO's order which established the effective date of tax credit riders in rates. This ruling had no impact on results of operations as the companies had recorded an extraordinary loss when the prepaid asset was stranded by a PUCO order in 2001.

        Virginia Restructuring - Affecting AEP and APCo

               On January 1, 2002, choice of electricity supplier for retail customers began in Virginia. Presently, APCo continues to service virtually all its previous customers. Per settlement agreements and terms of the restructuring law, APCo's capped rates are the rates which were in effect on July 1, 1999 and no wires charge will be collected during 2002. See the 2001 Annual Report for further discussion.

        Texas Restructuring - Affecting AEP, CPL, SWEPCo and WTU

                As discussed in the 2001 Annual Report, on January 1, 2002, customer choice of electricity supplier began in the ERCOT area of Texas. Customer choice has been delayed in other areas of Texas including the SPP area. All of SWEPCo's Texas service territory and a small portion of WTU's service territory are located in the SPP area. CPL operates entirely in the ERCOT area of Texas.

                Under the Texas Legislation, the PUCT approved business separation plans for the utility companies. The business separation plans provided for CPL and WTU to establish separate companies and divide their integrated utility operations and assets into a power generation company, a transmission and distribution utility and a retail electric provider.

                Due to the delay in the start of competition in the SPP area and lack of regulatory approval for our corporate separation plan, only CPL's and WTU's retail electric providers commenced operations on January 1, 2002. Operations for CPL, SWEPCo and WTU have been functionally separated. The companies anticipate completing legal separation following receipt of the appropriate regulatory approvals.

                In February 2002 CPL through a subsidiary issued $797 million of transition notes approved under the securization clauses in the Texas Restructuring Legislation. The transition notes provide more economical financing for certain transition generation related regulatory assets during their recovery period.

                 A 2004 true-up proceeding will determine the amount of total stranded costs, if any, including the final fuel recovery, net regulatory asset recovery, certain environmental costs, accumulated excess earnings offsets and other issues. The Texas Legislation allows for several alternative methods to be used to value stranded costs in the final 2004 true-up proceeding including the sale of and/or exchange of generation assets, the issuance of power generation company stock to the public or the use of an ECOM model. To the extent that the final 2004 true-up proceeding determines that CPL should recover additional stranded costs, the additional amount recoverable can also be securitized.

                 The PUCT ordered CPL to reduce distribution rates by $54.8 million over a five-year period beginning January 1, 2002 in order to return estimated excess earnings for 1999, 2000 and 2001. The Texas Restructuring Legislation intended that excess earnings would be used to reduce stranded cost. Final stranded cost amounts and the treatment of excess earnings will be determined in the 2004 true-up proceeding. The PUCT currently estimates that CPL will have no stranded cost and has ordered the rate reduction to return excess earnings, pending the outcome of the 2004 true-up proceeding. Since CPL expensed excess earnings amounts in 1999, 2000, and 2001, the order has no additional effect on reported net income but will reduce cash flows for the five year refund period.

                 Beginning  January 1, 2002, fuel costs for CPL and WTU in ERCOT are no longer subject to PUCT fuel reconciliation proceedings. Consequently, CPL and WTU will file a final fuel reconciliation with the PUCT which reconciles their fuel costs through the period ending December 31, 2001. These final fuel balances will be included in each company's 2004 true-up proceeding. The elimination of the fuel clause recoveries in 2002 in Texas will subject AEP, CPL and WTU to the risk of fuel market price increases and could adversely affect results of operations.

                 In the event CPL, SWEPCo, and WTU are unable after the 2004 true-up proceeding to recover all or a portion of their generation-related regulatory assets, unrecovered fuel balances, stranded costs and other restructuring related costs, it could have a material adverse effect on results of operations, cash flows and possibly financial condition.

        Michigan Restructuring - Affecting AEP and I&M

                  Customer choice commenced for I&M's Michigan customers on January 1, 2002. Effective with that date the rates on I&M's Michigan customers' bills for retail electric service were unbundled to allow customers the opportunity to evaluate the cost of generation service for comparison with other offers. I&M's total rates in Michigan remain unchanged and reflect cost of service. At this time, none of I&M's customers have elected to change suppliers and no competing suppliers are active in I&M's Michigan service territory.

                  Management has concluded that as of March 31, 2002 the requirements to apply SFAS 71 continue to be met since I&M's rates for generation in Michigan continue to be cost-based regulated. As a result I&M has not yet discontinued regulatory accounting under SFAS 71.

6.      BUSINESS SEGMENTS

                AEP has three business segments: Wholesale, Energy Delivery and Other. The business activities of each of these segments are as follows:

         Wholesale
         o Generation of electricity for sale to retail and wholesale customers,
         o Marketing  and  trading  of  electricity  and gas  worldwide.
         o Gas pipeline and storage services and other energy supply related business
         o Coal mining, bulk commodity barging operations and other energy supply related businesses

         Energy Delivery
         o        Domestic electricity transmission
         o        Domestic electricity distribution

         Other
         o        Foreign electricity distribution and supply investments
         o        Telecommunication services

                  Segment results of operations for the three months ended March 31, 2002 and 2001 are shown below. These amounts include certain estimates and allocations where necessary.

                 We have used Earnings before Interest and Income Taxes (EBIT) as a measure of segment operating performance. The EBIT measure is total operating revenues net of total operating expenses and other income and deductions from income. It differs from net income in that it does not take into account interest expense or income taxes. EBIT is believed to be a reasonable gauge of results of operations. By excluding interest and income taxes, EBIT does not give guidance regarding the demand of debt service or other interest requirements, or tax liabilities or taxation rates. The effects of interest expense and taxes on overall corporate performance can be seen in the consolidated statements of income.

               The amounts shown for the three business segments reported by AEP include certain estimates and allocations where necessary.

                                                                          Energy    Other        Reconciling
                                                              Wholesale   Delivery  Investments  Adjustments   Consolidated
        March 31, 2002                                                             (in millions)
        Revenues from:
          External customers                                    $12,115   $   798       $  501     $   -           $13,414
          Other operating segments                                  658         1          243        (902)             -
        Segment EBIT                                                238       204           65         -               507
        Total assets                                             34,248    12,958        6,096      (3,149)  (a)    50,153

        (a) Reconciling adjustments for Total Assets:
            Eliminate intercompany balances                                                         (3,855)
            Corporate assets                                                                           706
                                                                                                    ------
                                                                                                    (3,149)
        March 31, 2001 Revenues from:
          External customers                                     12,878       789          568         -            14,235
          Other operating segments                                  192                               (192)
        Segment EBIT                                                352       245          113          (5)            705
        Total assets                                             25,392    13,405        8,113                      46,910

               All of the registrant subsidiaries except AEGCo have two business segments. The segment results for each of these subsidiaries are reported in the table below. AEGCo has one segment, a wholesale generation business. AEGCo's results of operations are reported in AEGCo's financial statements.

                                                   Three Months Ended                          Three Months Ended
                                                     March 31, 2002                              March 31, 2001
                                       Revenues                                     Revenues
                                       From                                         From
                                       External     Segment                         External     Segment
                                       Customers    EBIT         Total Assets       Customers    EBIT          Total Assets
        Wholesale Segment                                    (in thousands)                              (in thousands)
        APCo                            $1,300,161     $58,987   $3,103,614          $1,822,030    $62,766      $3,684,595
        CPL                                291,096      39,546     2,921,932            493,082     52,080       2,945,850
        CSPCo                              846,767      54,615     2,194,995          1,026,577     60,163       2,624,371
        I&M                                964,222       4,747     3,585,106          1,213,601     39,733       4,172,159
        KPCo                               316,179       5,757       656,456            422,830      1,021         840,123
        OPCo                             1,241,826     100,473     3,451,859          1,567,816     69,236       4,193,940
        PSO                                196,118       1,063       838,987            307,722        713         845,308
        SWEPCo                             261,813       9,637     1,142,945            347,632     17,220       1,146,835
        WTU                                100,607       5,818       392,701            156,364     (2,546)        442,070

                                       Revenues                                     Revenues
                                       From                                         From
                                       External      Segment                        External     Segment
                                       Customers     EBIT        Total Assets       Customers    EBIT          Total Assets
        Energy Delivery Segment                         (in thousands)                              (in thousands)
        APCo                            $154,995      $58,694      $2,448,468         $152,097      $63,189        $2,906,810
        CPL                              112,127       26,527       2,098,569          110,330       32,372         2,072,634
        CSPCo                            102,548       11,688       1,234,685           98,996       14,762         1,333,956
        I&M                               74,537       35,321       1,618,241           77,937       36,114         1,704,121
        KPCo                              35,129       16,500         635,780           36,327       16,636           701,388
        OPCo                             141,760       23,943       1,924,868          131,849       34,077         2,019,304
        PSO                               51,732        5,263         934,769           48,417        6,344           945,599
        SWEPCo                            68,935       13,633       1,189,595           78,057       24,660         1,058,616
        WTU                               40,629        5,408         522,686           38,642        9,540           486,649

                                       Revenues                                     Revenues
                                       From                                         From
        Registrant Subsidiaries        External                  Total Assets       External
        Company Total                  Customers    EBIT                            Customers    EBIT          Total Assets
                                                        (in thousands)                              (in thousands)
        APCo                            $1,455,156    $117,681     $5,552,082        $1,974,127    $125,955        $6,591,405
        CPL                                403,223      66,073      5,020,501           603,412      84,452         5,018,484
        CSPCo                              949,315      66,303      3,429,680         1,125,573      74,925         3,958,327
        I&M                              1,038,759      40,068      5,203,347         1,291,538      75,847         5,876,280
        KPCo                               351,308      22,257      1,292,236           459,157      17,657         1,541,511
        OPCo                             1,383,586     124,416      5,376,727         1,699,665     103,313         6,213,244
        PSO                                247,850       6,326      1,773,756           356,139       7,057         1,790,907
        SWEPCo                             330,748      23,270      2,332,540           425,689      41,880         2,205,451
        WTU                                141,236      11,226        915,387           195,006       6,994           928,719

7.      FINANCING AND RELATED ACTIVITIES

               In the first quarter of 2002, CPL Transition Funding LLC, a subsidiary of CPL, issued $797 million of transition notes under the provisions of the Texas Restructuring Legislation (See Note 5). The proceeds were used to reduce CPL's debt and retire 4.5 million shares of CPL's common stock. The notes were issued under the following classes:

                   Principal     Interest    Scheduled Final      Final
        Class        Amount        Rate      Payment Date      Maturity Date
        -----      ---------     --------    ---------------   -------------
              (in millions)     (%)

        A-1           129          3.54        2005               2007
        A-2           154          5.01        2008               2010
        A-3           107          5.56        2010               2012
        A-4           215          5.96        2013               2015
        A-5           192          6.25        2016               2017

               A subsidiary of AEP also increased borrowing on its revolving credit agreement by $73 million. The agreement has a variable interest rate and is due in 2003.

               The following table lists long-term debt retirements during the first quarter of 2002 by the registrant subsidiaries:

                                                            Principal
                                   Type                       Amount    Interest  Due
        Company                    of Debt                    Retired     Rate    Date
        -------                    -------                  ----------- --------  ----
                                                        (in millions)   (%)
        CPL                        Senior Unsecured Notes      $150     Variable  2002
        SWEPCo                     Senior Unsecured Notes       150     Variable  2002
        Non-Registrant AEP Subs.   Notes Payable                 12     Variable  2002-2007
                                                               ----
                                                               $312

8.      CONTINGENCIES

        Litigation

        Federal EPA Complaint and Notice of Violation - Affecting AEP, APCo, CSPCo, I&M, and OPCo

               As discussed in Note 8 of the Notes to Financial Statements in the 2001 Annual Report, AEP, APCo, CSPCo, I&M, and OPCo have been involved in litigation since 1999 regarding generating plant emissions under the Clean Air Act. Federal EPA and a number of states alleged APCo, CSPCo, I&M, OPCo and eleven unaffiliated utilities made modifications to generating units at coal-fired generating plants in violation of the Clean Air Act. Federal EPA filed complaints against AEP subsidiaries in U.S. District Court for the Southern District of Ohio. A separate lawsuit initiated by certain special interest groups was consolidated with the Federal EPA case. The alleged modification of the generating units occurred over a 20 year period.

               Under the Clean Air Act, if a plant undertakes a major modification that directly results in an emissions increase, permitting requirements might be triggered and the plant may be required to install additional pollution control technology. This requirement does not apply to activities such as routine maintenance, replacement of degraded equipment or failed components, or other repairs needed for the reliable, safe and efficient operation of the plant. The Clean Air Act authorizes civil penalties of up to $27,500 per day per violation at each generating unit ($25,000 per day prior to January 30, 1997). In 2001 the Court ruled claims for civil penalties based on activities that occurred more than five years before the filing date of the complaints cannot be imposed. There is no time limit on claims for injunctive relief.

               In February 2001 the government filed a motion requesting a determination that four projects undertaken on units at Sporn, Cardinal and Clinch River plants do not constitute "routine maintenance, repair and replacement" as used in the Clean Air Act. The Circuit Court dismissed the motion as pre-mature. Management believes its maintenance, repair and replacement activities were in conformity with the Clean Air Act and intends to vigorously pursue its defense.

               Management  is  unable  to  estimate  the  loss or  range of loss related to the contingent liability for civil penalties under the Clear Air Act proceedings and unable to predict the timing of resolution of these matters due to the number of alleged violations and the significant number of issues yet to be determined by the Court. In the event the AEP System companies do not prevail, any capital and operating costs of additional pollution control equipment that may be required as well as any penalties imposed would adversely affect future results of operations, cash flows and possibly financial condition unless such costs can be recovered through regulated rates and market prices for electricity.

               In December 2000 Cinergy Corp., an unaffiliated utility, which operates certain plants jointly owned by CSPCo, reached a tentative agreement with Federal EPA and other parties to settle litigation regarding generating plant emissions under the Clean Air Act. Negotiations are continuing between the parties in an attempt to reach final settlement terms. Cinergy's settlement could impact the operation of Zimmer Plant and W.C. Beckjord Generating Station Unit 6 (owned 25.4% and 12.5%, respectively, by CSPCo). Until a final settlement is reached, CSPCo will be unable to determine the settlement's impact on its jointly owned facilities and its future results of operations and cash flows.

        NOx Reductions - Affecting AEP, AEGCo, APCo, CPL, CSPCo, I&M, KPCo, OPCo and SWEPCo

               Federal EPA issued a NOx Rule requiring substantial reductions in NOx emissions in a number of eastern states, including certain states in which the AEP System's generating plants are located. The NOx Rule has been upheld on appeal. The compliance date for the NOx Rule is May 31, 2004.

               The NOx Rule required states to submit plans to comply with its provisions. In 2000 Federal EPA ruled that eleven states, including states in which AEGCo's, APCo's, CSPCo's, I&M's, KPCo's and OPCo's generating units are located, failed to submit approvable compliance plans. Those states could face stringent sanctions including limits on construction of new sources of air emissions, loss of federal highway funding and possible Federal EPA assumption of state air quality management programs. AEP subsidiaries and other utilities requested that the D.C. Circuit Court review this ruling.

               In 2000  Federal EPA also adopted a revised rule (the Section 126
        Rule) granting petitions filed by certain northeastern states under the Clean Air Act. The rule imposes emissions reduction requirements comparable to the NOx Rule beginning May 1, 2003, for most of AEP's coal-fired generating units. Affected utilities including certain AEP operating companies, petitioned the D.C. Circuit Court to review the
        Section 126 Rule.

               After review, the D.C. Circuit Court instructed Federal EPA to justify the methods it used to allocate allowances and project growth for both the NOx Rule and the Section 126 Rule. AEP subsidiaries and other utilities requested that the D.C. Circuit Court vacate the Section 126 Rule or suspend its May 2003 compliance date. In August 2001 the D.C. Circuit Court issued an order tolling the compliance schedule until Federal EPA responds to the Court's remand. On April 30, 2002, Federal EPA announced that May 31, 2004 is the compliance date for the Section 126 Rule. Federal EPA published a notice in the Federal Register on May 1, 2002 advising that no changes in the growth factors used to set the NOx budgets were warranted.

               In 2000 the Texas Natural Resource Conservation Commission adopted rules requiring significant reductions in NOx emissions from utility sources, including CPL and SWEPCo. The compliance date is May 2003 for CPL and May 2005 for SWEPCo.

               AEP is installing selective catalytic reduction (SCR) technology to reduce NOx emission. During 2001 SCR on OPCo's Gavin Plant commenced operations. Installation of SCR technology on Amos and Mountaineer plants was completed and commenced operation in May 2002. Construction of SCR technology at certain other AEP generating units continues with completion scheduled in May 2003 through 2006.

               Our estimates indicate that AEP's compliance with the NOx Rule, the Texas Natural Resource Conservation Commission rule and the Section 126 Rule could result in required capital expenditures of approximately $1.6 billion, including amounts spent through March 31, 2002. Estimated compliance costs by registrant subsidiaries are as follows:

                                         Estimated
                                     Compliance Costs
                                     ----------------
                                       (in millions)
               AEGCo                       $125
               APCo                         365
               CPL                           57
               CSPCo                        106
               I&M                          202
               KPCo                         140
               OPCo                         606
               SWEPCo                        28

               Since compliance costs cannot be estimated with certainty, the actual cost to comply could be significantly different than the estimates depending upon the compliance alternatives selected to achieve reductions in NOx emissions. Unless any capital and operating costs for additional pollution control equipment are recovered from customers, they will have an adverse effect on future results of operations, cash flows and possibly financial condition.

        Enron Bankruptcy -  Affecting AEP, APCo, CSPCo, I&M, KPCo and OPCo

               At the date of Enron's bankruptcy AEP had open trading contracts and trading accounts receivables and payables with Enron. In addition, on June 1, 2001, we purchased Houston Pipe Line Company (HPL) from Enron. Various HPL related contingencies and indemnities remained unsettled at the date of Enron's bankruptcy.

               In connection with the acquisition of HPL, we acquired from BAM Lease Company, a now-bankrupt subsidiary of Enron, the right to use under a 30-year lease, with a renewal right for another 20 years, the Bammel gas storage facility. The lease includes the use of the Bammel storage reservoir and the related above ground compression, treating and delivery systems. We also entered into a "right to use" agreement with BAM Lease Company which allows us to use approximately 55 billion cubic feet of cushion gas (or pad gas) required for the normal operation of the facility. The Bammel Trust which is the nominal owner of the cushion gas has entered into a financing arrangement with a group of banks which purports to provide rights to the cushion gas in certain circumstances. The banks consented to our use of the cushion gas coextensive for the term of the lease of the Bammel gas storage facility. We have been informed by the banks of Bammel Trust's default under the terms of their financing agreement and it is not clear what, if any, rights the banks will assert with respect to the cushion gas.

               In the fourth quarter of 2001 AEP provided $47 million ($31 million net of tax) for our estimated loss from the Enron bankruptcy. The amounts for certain subsidiary registrants were:

                                                                      Amounts
                                           Amounts                     Net of
        Registrant                        Provided                      Tax
                                          --------                      ---
                                                     (in millions)
        APCo                                $5.2                       $3.4
        CSPCo                                3.2                        2.1
        I&M                                  3.4                        2.2
        KPCo                                 1.3                        0.8
        OPCo                                 4.3                        2.8

               The amounts provided were based on an analysis of contracts where AEP and Enron are counterparties, the offsetting of receivables and payables, the application of deposits from Enron and management's analysis of the HPL related purchase contingencies and indemnifications.

               If there are any adverse unforeseen developments in the bankruptcy proceeding or in Bammel Trust's default under the cushion gas financing agreement, our future results of operations, cash flows and possibly financial condition could be adversely impacted.

        California Energy Market Investigation by FERC - Affecting AEP

               On February 13, 2002, the FERC issued an order directing its Staff to conduct a fact-finding investigation into whether any entity, including Enron Corp., manipulated short-term prices in electric energy or natural gas markets in the West or otherwise exercised undue influence over wholesale prices in the West, for the period January 1, 2000, forward. In April 2002, AEP furnished certain information to the FERC in response to their related data request.

               Pursuant to the FERC's February 13, 2002 order, on May 8, 2002, the FERC issued further data requests, including requests for admissions, with respect to certain trading strategies engaged in by Enron Corp. and, allegedly, traders of other companies active in the wholesale electricity and ancillary services markets in the West, particularly California, during the years 2000 and 2001. This data request was issued to AEP as part of a group of over 100 entities designated by the FERC as all sellers of wholesale electricity and/or ancillary services to the California Independent System Operator and/or the California Power Exchange.

               The May 8, 2002 FERC data request requires senior management to conduct an investigation into our trading activities during 2000 and 2001 and to provide an affidavit as to whether we engaged in certain trading practices that the FERC characterized in the data request as being potentially manipulative. Senior management intends to fully comply with the order by the May 22, 2002 response date.

        Other

               AEP and its subsidiary registrants continue to be involved in certain other matters discussed in the 2001 Annual Report.

           REGISTRANTS' COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION, CONTINGENCIES AND OTHER MATTERS

        This is our combined presentation of management's discussion and analysis of financial condition, contingencies and other matters for AEP and its registrant subsidiaries. Management's discussion and analysis of results of operations for AEP and each of its registrant subsidiaries for the quarter ended March 31, 2002 is presented with their financial statements earlier in this document.
FINANCIAL CONDITION
        The rating agencies have been conducting credit reviews of AEP and its registrant subsidiaries as we prepare for corporate separation. As of April 30, 2002, the ratings of AEP's commercial paper, the registrant subsidiaries' first mortgage bonds and the senior unsecured debt of AEP and its registrant subsidiaries is unchanged from year end. However, on April 19, 2002, Moody's Investors Service announced that AEP and five of its registrant subsidiaries (CPL, CSPCo, OPCo, SWEPCo and WTU) had been placed on credit rating watch for possible downgrade.
        The review of the companies' debt position and credit rating is being completed in anticipation of corporate separation. We are working with Moody's and providing information to support AEP's current credit rating. If our credit ratings are lowered, the interest rates we pay on borrowings will potentially rise thereby increasing our interest expense unless we can reduce our borrowings.
        Cash from operations and short-term borrowings provide working capital and meet other short-term cash needs. We generally use short-term borrowings to fund property acquisitions and construction until long-term funding mechanisms are arranged. Sources of long-term funding include issuance of common stock, preferred stock or long-term debt and sale-leaseback or leasing agreements. We operate a money pool and sell accounts receivables to provide liquidity for the domestic electric subsidiaries. Short-term borrowings are supported by a bank-sponsored receivables purchase agreement, a term loan facility and three revolving credit agreements.
        During the first quarter of 2002 cash flow from operations was negative $14 million, including $181 million from net income and $290 million from depreciation, amortization and deferred taxes. Capital expenditures including acquisitions were $378 million and dividends on common stock were $193 million. Cash from the issuance of $797 million of transition funding bonds provided funds to cover the operating funds deficiency, reduce debt, fund construction and pay dividends. Major construction expenditures included amounts for emission control technology on several coal-fired generating units (see discussion in Note 8).
        During the fourth quarter of 2001, Quaker Coal Co., MEMCO Barge Line, Inc. and two coal-fired generating plants in the UK were acquired using short-term borrowings and available cash. Long-term financing arrangements are being negotiated for the UK generating plants and will be announced as completed. Completion of this financing is anticipated in the second quarter of 2002. Long-term funding arrangements are often complex and take time to complete.

        As discussed in the annual report, we filed with the SEC in April 2002 for authorization to issue a combination of up to $3 billion in equity or debt to improve our financial condition as measured by our debt to equity ratio. We currently anticipate an equity offering between $1 billion and $1.5 billion. This issuance proposes to include AEP common stock and other equity or convertible debt instruments.
        Total consolidated plant and property additions including capital leases for the first quarter period were $354 million. The following table shows the plant and property additions by certain registrant subsidiaries:

        Company                     Amount
        -------                     ------
                                (in millions)
        APCo                         $63
        CPL                           21
        I&M                           27
        OPCo                          66
        SWEPCo                        12

Possible Divestitures

         We have a strong commitment to continually evaluate the need to reallocate resources to areas that effectively match investments with our strategy, provide greater potential for meaningful financial returns, and to dispose of investments that do not meet these principles.
         In particular, we have recently entered into a definitive agreement to dispose of two of our Texas retail electric providers which serve retail residential and small commercial customers in Texas. The disposal price will not be determined until a date closer to the consummation of the transaction, which is expected to be during the fourth quarter of 2002.
         Other investments and assets being evaluated for potential disposition include:
o SEEBOARD and CitiPower, our energy delivery and retail supply businesses in the UK and Australia. In connection with our evaluations, we have retained investment advisors and are assessing the relative interests of several strategic and financial buyers of these operations.
                 At SEEBOARD, we have provided interested parties an information memorandum and, based upon their initial level of interest, have provided some of those parties the opportunity to pursue more detailed due diligence procedures. We expect to receive offers from these parties to purchase SEEBOARD that are capable of acceptance late in the second quarter. At CitiPower, we have distributed an information memorandum and expect to receive similar offers late in June.
o our power generation interests in Medway Power in the UK, Nanyang Electric in China, Pacific Hydro in Australia, and certain cogeneration facilities in the US, our joint investment in power distribution in Brazil, and our domestic telecommunications assets.

         A recommendation, if one is proposed by management, to dispose of any of these investments will be subject to the approval and authority of our Board of Directors. The ultimate timing of a recommendation to our Board for a disposition of one or more of these assets will depend upon market conditions and the value of any buyer's proposal to us. If, based on the outcome of our evaluations, our recommendation to and approval of our Board, we choose to dispose of these assets, we would expect to realize non-recurring losses in the aggregate that will have a material impact on our results of operations.

Corporate Separation
        As discussed in the 2001 Annual Report, we have filed with the FERC and SEC seeking approval to separate our regulated and unregulated operations. Our plan for corporate separation allows us to meet the requirements of Texas and Ohio restructuring legislation. We intend to transfer the generation assets from the integrated electric operating companies in Ohio and Texas (CSPCo, OPCo, CPL and WTU) to unregulated generation companies. We proposed amendments to the power pooling agreements for all operating companies. Only those operating companies that continue to exist as integrated utilities would be included in the amended power pooling agreements, which would govern energy exchanges among members and the allocation of their off system purchases and sales. Several state commissions, wholesale customer groups and other interested parties intervened in the FERC proceeding. We have negotiated settlement agreements with the intervenors. The settlement agreements have been filed at the FERC for review and approval. FERC and SEC approval of our corporate separation plan is required for its implementation. In order to execute this separation, we will be required to retire various debt securities and to transfer assets between legal entities.
RTO Formation
         As discussed in the 2001 Annual Report, FERC Order No. 2000 and many of the settlement agreements with the state regulatory commissions to approve the AEP-CSW merger required the transfer of control of our transmission system to an RTO. Certain AEP subsidiaries participated in the formation of the Alliance RTO. Other subsidiaries are members of ERCOT or SPP.
         The FERC expressed its opinion that large RTOs will better support competition and reliability of electric service. In May 2002 AEP announced an agreement with the PJM Interconnection to pursue terms for participation in its RTO. Final agreements are expected to be negotiated.
         Management is unable to predict the outcome of these transmission regulatory actions and proceedings or their impact on the timing and operation of RTOs, our transmission operations or results of operations and cash flows. OTHER MATTERS
Industry Restructuring
         As discussed in Note 5 and the 2001 Annual Report, restructuring and customer choice began in four of the eleven state retail jurisdictions in which the AEP electric utility companies operate. Restructuring legislation provides for a transition from cost-based regulation of bundled electric service to customer choice and market pricing for the supply of electricity. Customer choice of electricity supplier began on January 1, 2001 for Ohio customers and on January 1, 2002, for Michigan, Texas and Virginia customers. In Ohio, Michigan and Virginia virtually all customers continue to receive electric generation, transmission and distribution services from our electric operating companies.
         In the Texas jurisdiction competition began in the ERCOT area but was delayed in the SPP area.
         In 2001 the PUCT issued an order requiring CPL to reduce future distribution rates by $54.8 million over a five-year period beginning January 1, 2002 in order to return estimated excess earnings for 1999, 2000 and 2001. The Texas Restructuring Legislation intended that excess earnings would be used to reduce stranded cost. Final stranded cost amounts and the treatment of excess earnings will be determined in the 2004 true-up proceeding. The PUCT currently estimates that CPL will have no stranded cost and has ordered the rate reduction to return excess earnings, pending the outcome of the 2004 true-up proceeding. CPL expensed excess earnings amounts in 1999, 2000 and 2001. Consequently, the order has no effect on reported net income.
         Beginning January 1, 2002, fuel costs are no longer subject to PUCT fuel reconciliation proceedings under the Texas Restructuring Legislation. Consequently, CPL and WTU will file a final fuel reconciliation with the PUCT to reconcile their fuel costs through the period ending December 31, 2001. These final fuel balances will be included in each company's 2004 true-up proceeding. The elimination of the fuel clause recoveries in 2002 in Texas will subject AEP, CPL and WTU to the risk of fuel market price increases and could adversely affect future results of operations beginning in 2002.
         In the event CPL, SWEPCo, and WTU are unable after the 2004 true-up proceeding to recover all or a portion of their generation-related regulatory assets, unrecovered fuel balances, stranded costs and other restructuring related costs, it could have a material adverse effect on results of operations, cash flows and possibly financial condition. Litigation Federal EPA Complaint and Notice of Violation - Affecting AEP, APCo, CSPCo, I&M, and OPCo
        As discussed in the 2001 Annual Report, AEP, APCo, CSPCo, I&M, and OPCo have been involved in litigation since 1999 regarding generating plant emissions under the Clean Air Act. Federal EPA and a number of states alleged APCo, CSPCo, I&M, OPCo and eleven unaffiliated utilities made modifications to generating units at coal-fired generating plants in violation of the Clean Air Act. Federal EPA filed complaints against AEP subsidiaries in U.S. District Court for the Southern District of Ohio. A separate lawsuit initiated by certain special interest groups was consolidated with the Federal EPA case. The alleged modification of the generating units occurred over a 20 year period.
         Under the Clean Air Act, if a plant undertakes a major modification that directly results in an emissions increase, permitting requirements might be triggered and the plant may be required to install additional pollution control technology. This requirement does not apply to activities such as routine maintenance, replacement of degraded equipment or failed components, or other repairs needed for the reliable, safe and efficient operation of the plant. The Clean Air Act authorizes civil penalties of up to $27,500 per day per violation at each generating unit ($25,000 per day prior to January 30, 1997). In 2001 the Court ruled claims for civil penalties based on activities that occurred more than five years before the filing date of the complaints cannot be imposed. There is no time limit on claims for injunctive relief.
        In February 2001 the government filed a motion requesting a determination that four projects undertaken on units at Sporn, Cardinal and Clinch River plants do not constitute "routine maintenance, repair and replacement" as used in the Clean Air Act. The Circuit Court dismissed the motion as premature. Management believes its maintenance, repair and replacement activities were in conformity with the Clean Air Act and intends to vigorously pursue its defense.

        Management is unable to estimate the loss or range of loss related to the contingent liability for civil penalties under the Clear Air Act proceedings and unable to predict the timing of resolution of these matters due to the number of alleged violations and the significant number of issues yet to be determined by the Court. In the event the AEP System companies do not prevail, any capital and operating costs of additional pollution control equipment that may be required as well as any penalties imposed would adversely affect future results of operations, cash flows and possibly financial condition unless such costs can be recovered through regulated rates and market prices for electricity.
        In December 2000 Cinergy Corp., an unaffiliated utility, which operates certain plants jointly owned by CSPCo, reached a tentative agreement with Federal EPA and other parties to settle litigation regarding generating plant emissions under the Clean Air Act. Negotiations are continuing between the parties in an attempt to reach final settlement terms. Cinergy's settlement could impact the operation of Zimmer Plant and W.C. Beckjord Generating Station Unit 6 (owned 25.4% and 12.5%, respectively, by CSPCo). Until a final settlement is reached, CSPCo will be unable to determine the settlement's impact on its jointly owned facilities and its future results of operations and cash flows.

NOx Reductions - Affecting AEP, AEGCo, APCo, CPL, CSPCo, I&M, KPCo, OPCo and SWEPCo
        Federal EPA issued a NOx Rule requiring substantial reductions in NOx emissions in a number of eastern states, including certain states in which the AEP System's generating plants are located. The NOx Rule has been upheld on appeal. The compliance date for the NOx Rule is May 31, 2004.
        The NOx Rule required states to submit plans to comply with its provisions. In 2000 Federal EPA ruled that eleven states, including states in which AEGCo's, APCo's, CSPCo's, I&M's, KPCo's and OPCo's generating units are located, failed to submit approvable compliance plans. Those states could face stringent sanctions including limits on construction of new sources of air emissions, loss of federal highway funding and possible Federal EPA assumption of state air quality management programs. AEP subsidiaries and other utilities requested that the D.C. Circuit Court review this ruling.
        In 2000 Federal EPA also adopted a revised rule (the Section 126 Rule) granting petitions filed by certain northeastern states under the Clean Air Act. The rule imposes emissions reduction requirements comparable to the NOx Rule beginning May 1, 2003, for most of AEP's coal-fired generating units. Affected utilities including certain AEP operating companies, petitioned the D.C. Circuit Court to review the Section 126 Rule.
        After review, the D.C. Circuit Court instructed Federal EPA to justify the methods it used to allocate allowances and project growth for both the NOx Rule and the Section 126 Rule. AEP subsidiaries and other utilities requested that the D.C. Circuit Court vacate the Section 126 Rule or suspend its May 2003 compliance date. In August 2001 the D.C. Circuit Court issued an order tolling the compliance schedule until Federal EPA responds to the Court's remand. On April 30, 2002, Federal EPA announced that May 31, 2004 is the compliance date for the Section 126 Rule. Federal EPA published a notice in the Federal Register on May 1, 2002 advising that no changes in the growth factors used to set the NOx budgets were warranted.
        In 2000 the Texas Natural Resource Conservation Commission adopted rules requiring significant reductions in NOx emissions from utility sources, including CPL and SWEPCo. The compliance date is May 2003 for CPL and May 2005 for SWEPCo.

        AEP is installing selective catalytic reduction (SCR) technology to reduce NOx emission. During 2001 SCR on OPCo's Gavin Plant commenced operations. Installation of SCR technology on Amos and Mountaineer plants was completed and commenced operation in May 2002. Construction of SCR technology at certain other AEP generating units continues with completion scheduled in May 2003 through 2006.
        Our estimates indicate that AEP's compliance with the NOx Rule, the Texas Natural Resource Conservation Commission rule and the Section 126 Rule could result in required capital expenditures of approximately $1.6 billion, including amounts spent through March 31, 2002.
        The following table shows the estimated compliance cost for certain of AEP's registrant subsidiaries.

        Company               Amount
        -------               ------
                      (in millions)

        APCo              $365
        CPL                 57
        I&M                202
        OPCo               606
        SWEPCo              28

        Since compliance costs cannot be estimated with certainty, the actual cost to comply could be significantly different than the estimates depending upon the compliance alternatives selected to achieve reductions in NOx emissions. Unless any capital or operating costs for additional pollution control equipment are recovered from customers, they will have an adverse effect on future results of operations, cash flows and possibly financial condition.

Enron Bankruptcy -  Affecting AEP, APCo, CSPCo, I&M, KPCo and OPCo
         At the date of Enron's bankruptcy AEP had open trading contracts and trading accounts receivables and payables with Enron. In addition, on June 1, 2001, we purchased Houston Pipe Line Company (HPL) from Enron. Various HPL related contingencies and indemnities remained unsettled at the date of Enron's bankruptcy.
         In connection with the acquisition of HPL, we acquired from BAM Lease Company, a now-bankrupt subsidiary of Enron, the right to use under a 30-year lease, with a renewal right for another 20 years, the Bammel gas storage facility. The lease includes the use of the Bammel storage reservoir and the related above ground compression, treating and delivery systems. We also entered into a "right to use" agreement with BAM Lease Company which allows us to use approximately 55 billion cubic feet of cushion gas (or pad gas) required for the normal operation of the facility. The Bammel Trust which is the nominal owner of the cushion gas has entered into a financing arrangement with a group of banks which purports to provide rights to the cushion gas in certain circumstances. The banks consented to our use of the cushion gas coextensive for the term of the lease of the Bammel gas storage facility. We have been informed by the banks of Bammel Trust's default under the terms of their financing agreement and it is not clear what, if any, rights the banks will assert with respect to the cushion gas.

        In the fourth quarter of 2001 AEP provided $47 million ($31 million net of tax) for our estimated loss from the Enron bankruptcy. The amounts for certain subsidiary registrants were:

                                                                      Amounts
                                           Amounts                     Net of
        Registrant                        Provided                      Tax
                                          --------                      ---
                                                          (in millions)

        APCo                                $5.2                       $3.4
        CSPCo                                3.2                        2.1
        I&M                                  3.4                        2.2
        KPCo                                 1.3                        0.8
        OPCo                                 4.3                        2.8

        The amounts provided were based on an analysis of contracts where AEP and Enron are counterparties, the offsetting of receivables and payables, the application of deposits from Enron and management's analysis of the HPL related purchase contingencies and indemnifications.
           If there are any adverse unforeseen developments in the bankruptcy proceeding or in Bammel Trust's default under the cushion gas financing agreement, our future results of operations, cash flows and possibly financial condition could be adversely impacted.

California Energy Market Investigation by FERC - Affecting AEP
        On February 13, 2002, the FERC issued an order directing its Staff to conduct a fact-finding investigation into whether any entity, including Enron Corp., manipulated short-term prices in electric energy or natural gas markets in the West or otherwise exercised undue influence over wholesale prices in the West, for the period January 1, 2000, forward. In April 2002, AEP furnished certain information to the FERC in response to their related data request.
        Pursuant to the FERC's February 13, 2002 order, on May 8, 2002, the FERC issued further data requests, including requests for admissions, with respect to certain trading strategies engaged in by Enron Corp. and, allegedly, traders of other companies active in the wholesale electricity and ancillary services markets in the West, particularly California, during the years 2000 and 2001. This data request was issued to AEP as part of a group of over 100 entities designated by the FERC as all sellers of wholesale electricity and/or ancillary services to the California Independent System Operator and/or the California Power Exchange.
        The May 8, 2002 FERC data request requires senior management to conduct an investigation into our trading activities during 2000 and 2001 and to provide an affidavit as to whether we engaged in certain trading practices that the FERC characterized in the data request as being potentially manipulative. Senior management intends to fully comply with the order by the May 22, 2002 response date.
Other
        AEP and its subsidiary registrants continue to be involved in certain other matters discussed in the 2001 Annual Report.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks - Affecting AEP, AEGCo, APCo, CPL, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo and WTU
        As a major power producer and trader of wholesale electricity and natural gas, we have certain market risks inherent in our business activities. These risks include commodity price risk, interest rate risk, foreign exchange risk and credit risk. They represent the risk of loss that may impact us due to changes in the underlying market prices or rates.
        Policies and procedures have been established to identify, assess, and manage market risk exposures in our day to day operations. Our risk policies have been reviewed with the Board of Directors, approved by a Risk Management Committee and administered by a Chief Risk Officer. The Risk Management Committee establishes risk limits, approves risk policies, assigns responsibilities regarding the oversight and management of risk and monitors risk levels. This committee receives daily, weekly, and monthly reports regarding compliance with policies, limits and procedures. The committee meets monthly and consists of the Chief Risk Officer, Chief Credit Officer, V.P. Market Risk Oversight, and senior financial and operating managers.
        We use a risk measurement model which calculates Value at Risk (VaR) to measure our commodity price risk. The VaR is based on the variance - covariance method using historical prices to estimate volatilities and correlations and assuming a 95% confidence level and a one-day holding period. Based on this VaR analysis, at March 31, 2002 a near term typical change in commodity prices is not expected to have a material effect on our results of operations, cash flows or financial condition. The following table shows the high, average, and low market risk as measured by VaR at:
              March 31,        December 31,
               2002               2001
               ----               ----
          High Average Low   High Average Low
           (in millions)      (in millions)

AEP        $24    $16   $8    $28    $14   $5

APCo         4      2    1      4      1    -
CPL          -      -    -      3      1    -
CSPCo        3      1    1      2      1    -
I&M          3      1    1      3      1    -
KPCo         1      1    -      1      -    -
OPCo         4      2    1      3      1    -
PSO          -      -    -      2      1    -
SWEPCo       -      -    -      3      1    -
WTU          -      -    -      1      1    -

        We also utilize a VaR model to measure interest rate market risk exposure. The interest rate VaR model is based on a Monte Carlo simulation with a 95% confidence level and a one year holding period. The volatilities and correlations were based on three years of weekly prices. The risk of potential loss in fair value attributable to AEP's exposure to interest rates, primarily related to long-term debt with fixed interest rates, was $657 million at March 31, 2002 and $673 million at December 31, 2001. However, since we would not expect to liquidate our entire debt portfolio in a one year holding period, a near term change in interest rates should not materially affect results of operations or consolidated financial position.
          AEGCo is not exposed to risk from changes in interest rates on short-term and long-term borrowings used to finance operations since financing costs are recovered through the unit power agreements.

          AEP is exposed to risk from changes in the market prices of coal and natural gas used to generate electricity where generation is no longer regulated or where existing fuel clauses are suspended or frozen. The protection afforded by fuel clause recovery mechanisms has either been eliminated by the implementation of customer choice in Ohio (effective January 1, 2001 for CSPCo and OPCo) and in the ERCOT area of Texas (effective January 1, 2002 for CPL and
WTU) or frozen by settlement agreements in Indiana, Michigan and West Virginia. To the extent the fuel supply of the generating units in these states is not under fixed price long-term contracts AEP is subject to market price risk. AEP continues to be protected against market price changes by active fuel clauses in Oklahoma, Arkansas, Louisiana, Kentucky, Virginia and the SPP area of Texas.
        We employ physical forward purchase and sale contracts, exchange futures and options, over-the-counter options, swaps, and other derivative contracts to offset price risk where appropriate. However, we engage in trading of electricity, gas and to a lesser degree coal, oil, natural gas liquids, and emission allowances and as a result the Company is subject to price risk. The amount of risk taken by the traders is controlled by the management of the trading operations and the Company's Chief Risk Officer and his staff. When the risk from trading activities exceeds certain pre-determined limits, the positions are modified or hedged to reduce the risk to the limits unless specifically approved by the Risk Management Committee.
        We employ fair value hedges, cash flow hedges and swaps to mitigate changes in interest rates or fair values on short and long-term debt when management deems it necessary. We do not hedge all interest rate risk.
        We employ cash flow forward hedge contracts to lock-in prices on transactions denominated in foreign currencies where deemed necessary. International subsidiaries use currency swaps to hedge exchange rate fluctuations in debt denominated in foreign currencies. We do not hedge all foreign currency exposure.
        AEP limits credit risk by extending unsecured credit to entities based on internal ratings. In addition, AEP uses Moody's Investor Service, Standard and Poor's and qualitative and quantitative data to independently assess the financial health of counterparties on an ongoing basis. This data, in conjunction with the ratings information, is used to determine appropriate risk parameters. AEP also requires cash deposits, letters of credit and parental/affiliate guarantees as security from certain below investment grade counterparties in our normal course of business.
        We trade electricity and gas contracts with numerous counterparties. Since our open energy trading contracts are valued based on changes in market prices of the related commodities, our exposures change daily. We believe that our credit and market exposures with any one counterparty is not material to financial condition at March 31, 2002. At March 31, 2002 approximately 7% of the counterparties were below investment grade as expressed in terms of Net Mark to Market Assets. Net Mark to Market Assets represents the aggregate difference (either positive or negative) between the forward market price for the remaining term of the contract and the contractual price. The following table approximates counterparty credit quality and exposure for AEP.

                           Futures,
                           Forwards and
Counterparty               Swap Contracts   Options       Total
 Credit Quality:
March 31, 2002
                                        (in millions)
AAA/Exchanges                $  1           $ -            $  1
AA                            104             39            143
A                             304             14            318
BBB                         1,021            260          1,281
Below Investment
  Grade                        94             43            137
                           -------          ----            ---
  Total                    $1,524           $356          $1,880
                           ======           ====          ======

           The counterparty credit quality and exposure for the registrant subsidiaries is generally consistent with that of AEP.
           We enter into transactions for electricity and natural gas as part of wholesale trading operations. Electric and gas transactions are executed over the counter with counterparties or through brokers. Gas transactions are also executed through brokerage accounts with brokers who are registered with the Commodity Futures Trading Commission. Brokers and counterparties require cash or cash related instruments to be deposited on these transactions as margin against open positions. The combined margin deposits at March 31, 2002 and December 31, 2001 were $230 million and
$55 million. These margin accounts are restricted and therefore are not included in cash and cash equivalents on the Balance Sheet. We can be subject to further margin requirements should related commodity prices change.
           We recognize the net change in the fair value of all open trading contracts, a practice commonly called mark-to-market accounting, in accordance with generally accepted accounting principles and include the net change in mark-to-market amounts on a net discounted basis in revenues. The marking to market of open trading contracts in the first quarter of 2002 resulted in an unrealized increase in revenues of $43 million. The fair value of open short-term trading contracts are based on exchange prices and broker quotes. The fair value of open long-term trading contracts are based mainly on Company developed valuation models. This fair value is present valued and reduced by appropriate reserves for counterparty credit risks and liquidity risk. The models are derived from internally assessed market prices with the exception of the NYMEX gas curve, where we use daily settled prices. Forward price curves are developed for inclusion in the model based on broker quotes and other available market data. The curves are within the range between the bid and ask prices. The end of the month liquidity reserve is based on the difference in price between the price curve and the bid price of the bid ask prices if we have a long position and the ask price if we have a short position. This provides for a conservative valuation net of the reserves.
           The use of these models to fair value open long-term trading contracts has inherent risks relating to the underlying assumptions employed by such models. Independent controls are in place to evaluate the reasonableness of the price curve models. Significant adverse or favorable effects on future results of operations and cash flows could occur if market prices, at the time of settlement, do not correlate with the Company developed price models.

           The  effect on the  Consolidated  Statements  of Income of marking to
market  open   electricity   trading   contracts  in  the  Company's   regulated
jurisdictions  is  deferred  as  regulatory  assets or  liabilities  since these transactions are included in cost of service on a settlement basis for ratemaking purposes. Unrealized mark-to-market gains and losses from trading are reported as assets and liabilities, respectively.
             The following table shows net revenues (revenues less fuel and purchased energy expense) and their relationship to the mark-to-market revenues (the change in fair value of open trading positions).
                                                   March 31,
                                                   ---------
                                                      2002
                                                      ----
                                                 (in millions)
Revenues (including mark-to-market
 adjustment)                                         $13,414
Fuel and Purchased Energy Expense                     11,307
                                                     -------
Net Revenues                                         $ 2,107
                                                     =======
Mark-to-Market Revenues on Open Trading Positions        $47*
                                                         ===
Percentage of Net Revenues Represented by
 Mark-to-Market on Open Trading Positions                 2%
                                                          ==
*Excludes reversal of $266 million of mark to market for contracts that settled in the 1st quarter of 2002.

        The following tables analyze the changes in fair values of trading assets and liabilities. The first table "Net Fair Value of Energy Trading Contracts and Related Derivatives" shows how the net fair value of energy trading contracts was derived from the amounts included in the balance sheet line item "energy trading and derivative contracts." The next table "Energy Trading Contracts and Related Derivatives" disaggregates realized and unrealized changes in fair value; identifies changes in fair value as a result of changes in valuation methodologies; and reconciles the net fair value of energy trading contracts and related derivatives at December 31, 2001 of $448 million to March 31, 2002 of $355 million. Contracts realized/settled during the period include both sales and purchase contracts. The third table "Energy Trading Contract Maturities" shows exposures to changes in fair values and realization periods over time for each method used to determine fair value.

Net Fair Value of Energy Trading Contracts and Related Derivatives
                                                   March 31,     December 31,
                                                -------------   ------------
                                                        2002          2001
                                                        ----          ----
                                                (in millions)  (in millions)
Energy Trading and Derivative Contracts:
    Current Asset                                   $ 9,327        $ 8,572
    Long-term Asset                                   3,268          2,370
    Current Liability                                (9,231)        (8,311)
    Long-term Liability                              (3,066)        (2,183)
                                                     ------         ------
Net Fair Value of Energy Trading Contracts and
 Derivative Contracts                                   298            448
Less non-trading related derivatives                    (57)           -
                                                        ---            ---
Net Fair Value of Energy Trading Contracts and
 Related Derivatives                                  $ 355          $ 448
                                                      =====          =====

The above net fair value of energy trading contracts and related derivatives includes $47 million, at March 31, 2002, in unrealized mark-to-market gains that are recognized in the income statement for the quarter ended March 31, 2002. Also included in the above net fair value of energy trading contracts and related derivatives are option premiums that are deferred until the related contracts settle and the portion of changes in fair values of electricity trading contracts that are deferred for ratemaking purposes.

AEP Consolidated Energy Trading Contracts and Related Derivatives
(in millions)
                                                                                         Total
Net Fair Value of Energy Trading Contracts and Related Derivatives
 at December 31, 2001                                                                  $ 448

(Gain) Loss from Contracts realized/settled during period                               (271)       (a)

Adjustments to (gain) Loss for Contracts entered into and
 settled during period                                                                   (16)       (a)

Fair Value of new open contracts when entered into during the period                      34        (b)

Net option premium payments                                                              119

Changes in market value of contracts                                                      41        (c)
                                                                                       -----

Net Fair Value of Energy Trading Contracts and Commodity Derivatives
 at March 31, 2002                                                                     $ 355        (d)
                                                                                       =====

(a) "(Gain) Loss from Contracts Realized or Otherwise Settled During the Period" include realized gains from energy trading contracts and related derivatives that settled during 2002 that were entered into prior to 2002, as well as during 2002. "Adjustments to gains or losses for Contracts Entered into and Settled During the Period" discloses the realized gains from settled energy trading contracts that were both entered into and closed within 2002 that are included in the total gains of $271 million, but not included in the ending balance of open contracts.
(b) The "Fair Value of New Open Contracts When Entered Into During Period" represents the fair value of long-term contracts entered into with customers during 2002. The fair value is calculated as of the execution of the contract. Most of the fair value comes from longer term fixed price contracts with customers that seek to limit their risk against fluctuating energy prices. The contract prices are valued against market curves representative of the delivery location.
(c) "Change in market Value of Contracts" represents the fair value change in the trading portfolio due to market fluctuations during the current period. Market fluctuations are attributable to various factors such as supply/demand, weather, storage, etc.
(d) The net change in the fair value of energy trading contracts for 2002 that resulted in a decrease of $93 million ($355 million less $448 million) represents the balance sheet change. The net mark-to-market gain on energy trading contracts of $47 million represents the impact on earnings related to open trading contracts as of March 31, 2002. The difference is related primarily to settlement of prior period open energy trading contracts ($266 million decrease); regulatory deferrals of certain mark-to-market gains that were recorded as regulatory liabilities and not reflected in the income statement for those companies that operate in regulated jurisdictions; and deferrals of option premiums included in the above analysis, which do not have a mark-to-market income statement impact.

Energy Trading Contracts
(in thousands)

                                                       APCo            CPL           CSPCo
Net Fair Value of Energy Trading
 Contracts at December 31, 2001                   $ 75,701        $ 3,857        $ 48,449
(Gain) Loss from Contracts
 realized/settled during period                     (7,935)          (388)         (5,212)
Adjustments to (gain) loss for
 Contracts entered into and settled
 during the period                                   1,742             99           1,139
Fair Value of new open Contracts
 when entered into during period                     8,804          1,045           5,752
Net option premium payments                          1,313           -                859
Changes in market value of Contracts                 3,123         (7,221)          4,835
                                                  --------        -------        --------
Net Fair Value of Energy Trading
 Contracts at March 31, 2002                      $ 82,748        $(2,608)       $ 55,822
                                                  ========        =======        ========

Energy Trading Contracts
(in thousands)
                                                       I&M            KPCo           OPCo
Net Fair Value of Energy Trading
 Contracts at December 31, 2001                   $ 61,345        $12,729        $ 65,446
(Gain) Loss from Contracts
 realized/settled during period                     (5,639)        (2,056)         (7,088)
Adjustments to (gain) loss for
 Contracts entered into and settled
 During the period                                   1,232            450           1,549
Fair Value of new open Contracts
 when entered into during period                     6,224          2,272           7,823
Net option premium payments                            929            339           1,168
Changes in market value of Contracts                 1,135          1,263          14,642
                                                   -------        -------        --------
Net Fair Value of Energy Trading
 Contracts at March 31, 2002                      $ 65,226        $14,997        $ 83,540
                                                  ========        =======        ========

Energy Trading Contracts
(in thousands)
                                                       PSO           SWEPCo           WTU
Net Fair Value of Energy Trading
 Contracts at December 31, 2001                   $ 2,434         $ 2,900        $   915
(Gain) Loss from Contracts
 realized/settled during the period                  (294)           (339)          (115)
Adjustments to (gain) loss for
 Contracts Entered into and settled
 during period                                         75              87             29
Fair Value of new open Contracts
 when entered into during period                      796             914            310
Net option premium payments                          -               -              -
Changes in market value of Contracts               (7,177)         (8,238)            30
                                                  -------         -------        -------
Net Fair Value of Energy Trading
 Contracts at March 31, 2002                      $(4,166)        $(4,676)       $ 1,169
                                                  =======         =======        =======

Energy Trading Contract Maturities
                                                            Fair Value of Contracts at March 31, 2002
                                               ------------------------------------------------------------------
                                                                                 Maturities
                                               ------------------------------------------------------
                                                                                (in millions)
AEP Consolidated                               Less than                                In Excess       Total Fair
Source of Fair Value                           1 year        1-3 years     4-5 years    Of 5 years      Value
--------------------                           ------        ---------     ---------    ----------      ---------
Prices actively quoted (a)                     $(177)        $ 52          $ -          $ -             $(125)
Prices provided by other external
 Sources (b)                                     280           22            -            -               302
Prices based on models and other
 Valuation methods (c)                            10           89           52           27               178
                                               -----         ----          ---          ---             -----
Total                                          $ 113         $163          $52          $27             $ 355
                                               =====         ====          ===          ===             =====

Energy Trading Contract Maturities
                                                            Fair Value of Contracts at March 31, 2002
                                               ------------------------------------------------------------------
                                                                                 Maturities
                                               ------------------------------------------------------
                                                                                (in thousands)
                                               Less than                                In Excess       Total Fair
Source of Fair Value                           1 year        1-3 years     4-5 years    Of 5 years      Value
--------------------                           ------        ---------     ---------    ----------      ---------
APCo
Prices provided by other
 External Sources (b)                          $20,369       $15,379       $  -         $ -             $35,748
Prices based on models and other
 Valuation methods (c)                           5,054        22,529        11,637       7,780           47,000
                                               -------       -------       -------      ------          -------
  Total                                        $25,423       $37,908       $11,637      $7,780          $82,748
                                               =======       =======       =======      ======          =======

CPL
Prices provided by other
 External Sources (b)                          $(4,081)      $  667        $  -         $ -             $(3,414)
Prices based on models and other
 Valuation methods (c)                          (1,013)         977           505         337               806
                                               --------      ------        ------       -----           -------
  Total                                        $(5,094)      $1,644        $  505       $ 337           $(2,608)
                                               ========      ======        ======       =====           =======

CSP
Prices provided by other
 External Sources (b)                          $14,746       $10,038       $  -         $ -             $24,784
Prices based on models and other
 Valuation methods (c)                           3,659        14,705        7,596        5,078           31,038
                                               -------       -------       ------       ------          -------
  Total                                        $18,405       $24,743       $7,596       $5,078          $55,822
                                               =======       =======       ======       ======          =======

KPCo
Prices provided by other
 External Sources (b)                          $  176        $3,964        $ -          $ -             $ 4,140
Prices based on models and other
 Valuation methods (c)                             44         5,808         3,000        2,005           10,857
                                               ------        ------        ------       ------          -------
  Total                                        $  220        $9,772        $3,000       $2,005          $14,997
                                               ======        ======        ======       ======          =======

I&M
Prices provided by other
 External Sources (b)                          $21,918       $10,160       $ -          $ -             $32,078
Prices based on models and other
 Valuation methods (c)                           5,438        14,883        7,688        5,139           33,148
                                               -------       -------       ------       ------          -------
  Total                                        $27,356       $25,043       $7,688       $5,139          $65,226
                                               =======       =======       ======       ======          =======

OPCo
Prices provided by other
 External Sources (b)                          $23,307       $14,608       $  -         $ -             $37,915
Prices based on models and other
 Valuation methods (c)                           5,783        21,399        11,053       7,390           45,625
                                               -------       -------       -------      ------          -------
  Total                                        $29,090       $36,007       $11,053      $7,390          $83,540
                                               =======       =======       =======      ======          =======

PSO
Prices provided by other
 External Sources (b)                          $(4,725)      $  464        $  -         $ -             $(4,261)
Prices based on models and other
 Valuation methods (c)                          (1,172)         680           351        236                 95
                                               --------      ------        ------       ----            -------
  Total                                        $(5,897)      $1,144        $  351       $236            $(4,166)
                                               ========      ======        ======       ====            =======

SWEPCo
Prices provided by other
 External Sources (b)                          $(5,338)      $  533        $  -         $ -             $(4,805)
Prices based on models and other
 Valuation methods (c)                          (1,325)         781           403        270                129
                                               --------      ------        ------       ----            -------
  Total                                        $(6,663)      $1,314        $  403       $270            $(4,676)
                                               ========      ======        ======       ====            =======

WTU
Prices provided by other
 External Sources (b)                          $  (667)      $  537        $  -         $ -             $ (130)
Prices based on models and other
 Valuation methods (c)                            (165)         786           406        272             1,299
                                               --------      ------        ------       ----            ------
  Total                                        $  (832)      $1,323        $  406       $272            $1,169
                                               ========      ======        ======       ====            ======

(a) "Prices Actively Quoted" represents the Company's exchange traded natural gas futures.
(b) "Prices Provided by Other External Sources" represents the Company's positions in natural gas, power, and coal at points where over-the-counter broker quotes are available. Some prices from external sources are quoted as strips (one bid/ask for Nov-Mar, Apr-Oct, etc). Such transactions have also been included in this category.
(c) "Prices Based on Models and Other Valuation Methods" contain the following: the value of the Company's adjustments for liquidity and counterparty credit exposure, the value of contracts not quoted by an exchange or an over-the-counter broker, the value of transactions for which an internally developed price curve was developed as a result of the long dated nature of certain transactions, and the value of certain structured transactions.

                                             PART II.  OTHER INFORMATION

Item 5.  Other Information.

AEP and APCo

        Reference is made to pages 17 and 18 of the Annual Report on Form 10-K for the year ended December 31, 2001 (2001 10-K) for a discussion of APCo's proposed transmission facilities. On April 23, 2002,the Forest Service issued its Supplemental Draft Environmental Impact Statement (SDEIS). In the SDEIS, the Forest Service identified the Wyoming-Jacksons Ferry Project as the preferred alternative.

        AEP, APCo, CPL, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo and WTU

        Reference is made to page 26 of the 2001 10-K for a discussion of the ozone and particulate matter National Ambient Air Quality Standards. On March 26, 2002, the U. S. Court of Appeals issued a unanimous decision holding that Federal EPA's promulgation of revised national ambient air quality standards for fine particulate matter and ozone was not arbitrary and capricious.

Item 6.  Exhibits and Reports on Form 8-K.

        (a)    Exhibits:

        AEP, APCo, CPL, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo and WTU

               Exhibit 12 - Computation of Consolidated Ratio of Earnings to Fixed Charges.

        (b)    Reports on Form 8-K:

        AEP, AEGCo, APCo, CPL, CSPCo, I&M, KPCo OPCo, PSO, SWEPCo and WTU

               No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                    Signature




        Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signatures for each undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

                      AMERICAN ELECTRIC POWER COMPANY, INC.



  By: /s/Armando A. Pena         By:  /s/Joseph M. Buonaiuto
      -----------------------        ----------------------------
         Armando A. Pena                 Joseph M. Buonaiuto
         Treasurer                       Controller and Chief Accounting Officer



                             AEP GENERATING COMPANY
                            APPALACHIAN POWER COMPANY
                         CENTRAL POWER AND LIGHT COMPANY
                         COLUMBUS SOUTHERN POWER COMPANY
                         INDIANA MICHIGAN POWER COMPANY
                             KENTUCKY POWER COMPANY
                               OHIO POWER COMPANY
                       PUBLIC SERVICE COMPANY OF OKLAHOMA
                       SOUTHWESTERN ELECTRIC POWER COMPANY
                          WEST TEXAS UTILITIES COMPANY



  By: /s/Armando A. Pena         By:  /s/Joseph M. Buonaiuto
      -----------------------        ----------------------------
         Armando A. Pena                 Joseph M. Buonaiuto
         Vice President and              Controller and Chief Accounting Officer
         Treasurer



Date: May 13, 2002