Form 10-Q
period 2002-06-30
SOUTHWESTERN ELECTRIC POWER CO
filed 2002-08-13
CIK 92487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For The Quarterly Period Ended JUNE 30, 2002
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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


                                      Yes   X        No
                                          ------         ------


The number of shares outstanding of American Electric Power Company, Inc. Common Stock, par value $6.50, at July 31, 2002 was 338,835,220.

         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES

                                    FORM 10-Q

                       For The Quarter Ended June 30, 2002
                                    CONTENTS

                                                                                                                    Page
        Glossary of Terms                                                                                           i - ii
        Forward-Looking Information                                                                                 iii
   Part I.  FINANCIAL INFORMATION
     Items          1 and 2 Financial Statements and Management's Discussion and
                    Analysis of Results of Operations:

                         American Electric Power Company, Inc. and Subsidiary Companies:
                              Management's Discussion and Analysis of Results of Operations                         A-1 - A-5
                              Consolidated Financial Statements                                                     A-6 - A-10

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

                         West Texas Utilities Company:
                              Management's Narrative Analysis of Results of Operations                              K-1 - K-4
                              Financial Statements                                                                  K-5 - K-8

                              Footnotes to Financial Statements                                                     L-1 - L-16

           Item 2.        Registrants' Combined Management Discussion and Analysis of
                                 Financial Condition, Contingencies  and Other Matters                              M-1 - M-11
           Item 3.        Quantitative and Qualitative Disclosures About Market Risk                                N-1 - N-9

       Part II.           OTHER INFORMATION
           Item 4.             Submission of Matters to a Vote of Security Holders                                  O-1
           Item 5.             Other Information                                                                    O-3
           Item 6.             Exhibits and Reports on Form 8-K                                                     O-4
                                     (a)  Exhibits
                                           Exhibit 3 (d)
                                           Exhibit 3 (e)
                                           Exhibit 12
                                           Exhibit 99.1
                                           Exhibit 99.2
                                     (b)  Reports on Form 8-K

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

               Term                                Meaning
2004 True-up Proceeding............ A filing to be made after January 10, 2004 under the Texas Legislation to finalize the amount of stranded costs and the recovery of such costs.
AEGCo.............................. AEP Generating Company, an electric utility subsidiary of AEP.
aEP................................ American Electric Power Company, Inc.
aEP Consolidated................... AEP and its majority owned subsidiaries consolidated.
aEP Credit, Inc.................... AEP Credit, Inc., a subsidiary of AEP which factors accounts receivable and accrued utility revenues for affiliated and unaffiliated domestic electric utility companies.
AEP East electric operating
companies.......................... APCo, CSPCo, I&M, KPCo and OPCo.
AEPR............................... AEP Resources, Inc.
aEP System or the System........... The American Electric Power System, an integrated electric utility system, owned and operated by AEP's electric utility subsidiaries.
AEPSC.............................. American Electric Power Service Corporation, a service subsidiary providing management and professional services to AEP and its subsidiaries.
aEP Power Pool..................... AEP System Power Pool. Members are APCo, CSPCo, I&M, KPCo and OPCo.  The Pool shares the generation, cost of generation and resultant wholesale system sales of the member companies.
AEP West electric operating
companies.......................... CPL, PSO, SWEPCo and WTU.
Alliance RTO....................... Alliance Regional Transmission Organization, an ISO formed by AEP and four unaffiliated utilities.
Amos Plant......................... John E. Amos Plant, a 2,900 MW generation station jointly owned and operated by APCo and
                                            OPCo.
APCo............................... Appalachian Power Company, an AEP electric utility subsidiary.
Buckeye............................ Buckeye Power, Inc., an unaffiliated corporation.
COLI............................... Corporate owned life insurance program.
Cook Plant......................... The Donald C. Cook Nuclear Plant, a two-unit, 2,110 MW nuclear plant owned by I&M.
CPL................................ Central Power and Light Company, an AEP electric utility subsidiary.
CSPCo.............................. Columbus Southern Power Company, an AEP electric utility subsidiary.
CSW...............................  Central and South West Corporation, a subsidiary of AEP.
CSW Energy......................... CSW Energy, Inc., an AEP subsidiary which invests in energy projects and builds power plants.
CSW International.................. CSW International, Inc., an AEP subsidiary which invests in energy projects and entities outside the United States.
D.C. Circuit Court................. The United States Court of Appeals for the District of Columbia Circuit.
DOE................................ United States Department of Energy.
EITF............................... The Financial Accounting Standards Board's Emerging Issues Task Force.
ERCOT.............................. The Electric Reliability Council of Texas.
FASB............................... Financial Accounting Standards Board.
Federal EPA........................ United States Environmental Protection Agency.
FERC............................... Federal Energy Regulatory Commission.
GAAP............................... Generally Accepted Accounting Principles.
I&M................................ Indiana Michigan Power Company, an AEP electric utility subsidiary.
IRS................................ Internal Revenue Service.
IURC............................... Indiana Utility Regulatory Commission.
ISO................................ Independent system operator.
KPCo............................... Kentucky Power Company, an AEP electric utility subsidiary.
KPSC............................... Kentucky Public Service Commission.
KWH................................ Kilowatthour.
LIG................................ Louisiana Intrastate Gas.
Michigan Legislation............... The Customer Choice and Electricity Reliability Act, a Michigan law which provides for customer choice of electricity supplier.
MLR................................ Member load ratio, the method used to allocate AEP Power Pool transactions to its members.
Money Pool......................... AEP System's Money Pool.
MPSC............................... Michigan Public Service Commission.
MTN................................ Medium Term Notes.
MW................................. Megawatt.
MWH................................ Megawatthour.
NEIL............................... Nuclear Electric Insurance Limited.
NOx................................ Nitrogen oxide.
NOx Rule........................... A final rules issued by Federal EPA which requires NOx reductions in 22 eastern states including seven of the states in which AEP companies operates.
NRC................................ Nuclear Regulatory Commission.
Ohio Act........................... The Ohio Electric Restructuring Act of 1999.
Ohio EPA........................... Ohio Environmental Protection Agency.
OPCo..............................  Ohio Power Company, an AEP electric utility subsidiary.
PJM................................ Pennsylvania - New Jersey - Maryland regional transmission organization.
PSO................................ Public Service Company of Oklahoma, an AEP electric utility subsidiary.
PUCO............................... The Public Utilities Commission of Ohio.
PUCT............................... The Public Utility Commission of Texas.
PUHCA.............................. Public Utility Holding Company Act of 1935, as amended.
PURPA.............................. The Public Utility Regulatory Policies Act of 1978.
RCRA............................... Resource Conservation and Recovery Act of 1976, as amended.
Registrant Subsidiaries............ AEP subsidiaries who are SEC registrants; AEGCo, APCo, CPL, CSPCo, I&M, KPCo, OPCo, PSO,
                                            SWEPCo and WTU.
Rockport Plant..................... A generating plant, consisting of two 1,300 MW coal-fired generating units near Rockport,
                                            Indiana owned by AEGCo and I&M.
RTO................................ Regional Transmission Organization.
SEC................................ Securities and Exchange Commission.
SFAS............................... Statement of Financial Accounting Standards issued by the Financial Accounting Standards
                                            Board.
SFAS 71............................ Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain
                                                                                        -------------------------------------
                                            Types of Regulation.
                                            -------------------
SFAS 101........................... Statement of Financial Accounting Standards No. 101, Accounting for the Discontinuance of
                                                                                         ------------------------------------
                                            Application of Statement 71.
                                            ---------------------------
SFAS 121........................... Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of
                                                                                         --------------------------------
                                            Long-Lived Assets and for Long-Lived Assets to be Disposed of.
                                            --------------------------------------------------------------
SFAS 133........................... Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments
                                                                                         -------------------------------------
                                            and Hedging Activities.
                                            ----------------------
SFAS 142........................... Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.
                                                                                         -------------------------------------
SFAS 144........................... Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or
                                                                                         --------------------------------
                                            Disposal of Long-lived Assets.
                                            -----------------------------
SNF................................ Spent Nuclear Fuel.
SPP................................ Southwest Power Pool.
STP................................ South Texas Project Nuclear Generating Plant, owned 25.2% by Central Power and Light
                                            Company, an AEP electric utility subsidiary .
SWEPCo............................. Southwestern Electric Power Company, an AEP electric utility subsidiary.
Texas Restructuring Legislation.... Legislation  enacted in 1999 to  restructure the electric utility industry in Texas.
TVA ............................... Tennessee Valley Authority.
U.K................................ The United Kingdom.
VaR................................ Value at Risk, a method to quantify risk exposure.
Virginia SCC....................... Virginia State Corporation Commission.
WPCo............................... Wheeling Power Company, an AEP electric distribution subsidiary.
WTU................................ West Texas Utilities Company, an AEP electric utility subsidiary.
Zimmer Plant....................... William H. Zimmer Generating Station, a 1,300 MW coal-fired unit owned 25.4% by Columbus
                   Southern Power Company, an AEP subsidiary.

     FORWARD-LOOKING INFORMATION

     This report made by AEP and certain of its subsidiaries contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Although AEP and each of its subsidiaries believe that their expectations are based on reasonable assumptions, any such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. Among the factors that could cause actual results to differ materially from those in the forward-looking statements are:

o        Electric load and customer growth.
o        Abnormal weather conditions.
o        Available sources and costs of fuels.
o        Availability of generating capacity.
o The speed and degree to which competition is introduced to our power generation business.
o The structure and timing of a competitive market and its impact on energy prices or fixed rates.
o        The ability to recover  stranded costs in  connection  with
         possible/proposed   deregulation  of  generation.
o        New legislation and government regulations.
o        The ability of AEP to successfully control its costs.
o        The success of new business ventures.
o        International developments affecting AEP's foreign investments.
o        The economic climate and growth in AEP's service territory.
o        Inflationary trends.
o        Electricity and gas market prices.
o        Interest rates
o        Liquidity in the wholesale markets
o        Other risks and unforeseen events.

         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                   SECOND QUARTER 2002 vs. SECOND QUARTER 2001
                                       AND
                     YEAR-TO-DATE 2002 vs. YEAR-TO-DATE 2001

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

Net Income

        Net income for the second quarter was $62 million or $0.19 per share, a decrease of $170 million or $0.53 per share. AEP had a loss of $107 million ($0.33 per share) year-to-date compared with net income of $498 million ($1.54 per share) in 2001. A decline in system sales and margins, natural gas trading losses and charges associated with the impairment and divesture of foreign retail electricity and gas supply and distribution operations account for the decrease.

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

Energy Marketing and Trading Activities - We engage in non-regulated wholesale electricity and natural gas marketing and trading transactions (trading activities). Trading activities involve the purchase and sale of energy under forward contracts at fixed and variable prices and the buying and selling of financial energy contracts which include exchange futures and options and over-the-counter options and swaps. Although trading contracts are generally short-term, there are also long-term trading contracts. We recognize revenues from trading activities generally based on changes in the fair value of open energy trading contracts.
         Recording the net change in the fair value of open trading contracts as revenues prior to settlement is commonly referred to as mark-to-market (MTM) accounting. Under MTM accounting the change in the unrealized gain or loss throughout a contract's term is recognized in each accounting period. When the contract actually settles, that is, the energy is actually delivered in a sale or received in a purchase or the parties agree to forego delivery and receipt and net settle in cash, the unrealized gain or loss is reversed out of revenues and the actual realized cash gain or loss is recognized in revenues for a sale or in purchased energy expense for a purchase. Therefore, over the term of a trading contract an unrealized gain or loss is recognized as the contract's market value changes. When the contract settles the total gain or loss is realized in cash but only the difference between the accumulated unrealized net gains or losses recorded in prior months and the cash proceeds is recognized. Unrealized mark-to-market gains and losses are included in the Balance Sheet as energy trading and derivative contract assets or liabilities.
         The majority of our trading activities represent physical forward electricity and gas contracts that are typically settled by entering into offsetting contracts. An example of our trading activities is when, in January, we enter into a forward sales contract to deliver electricity or gas in July. At the end of each month until the contract settles in July, we would record any difference between the contract price and the market price as an unrealized gain or loss in revenues. In July when the contract settles, we would realize a gain or loss in cash and reverse to revenues the previously recorded cumulative unrealized gain or loss. Prior to settlement, the change in the fair value of physical forward sale and purchase contracts is included in revenues on a net basis. Upon settlement of a forward trading contract, the amount realized is included in revenues for a sales contract and the realized cost is included in purchased energy expense for a purchase contract with the prior change in unrealized fair value reversed in revenues. A recently issued accounting pronouncement will require us to report our trading transactions on a net basis beginning in the third quarter of 2002. Our adoption of this new standard will lead to a material decrease in both revenues and purchased energy expense. See "New Accounting Standard" section in Registrants' Combined Management Discussion and Analysis of Financial Condition, Contingencies and Other Matters.
         Continuing with the above example, assume that later in January or sometime in February through July we enter into an offsetting forward contract to buy electricity or gas in July. If we do nothing else with these contracts until settlement in July and if the commodity type, volumes, delivery point, schedule and other key terms match then the difference between the sale price and the purchase price represents a fixed value to be realized when the contracts settle in July. If the purchase contract is perfectly matched with the sales contract, we have effectively fixed the profit or loss; specifically it is the difference between the contracted settlement price of the two contracts. Mark-to-market accounting for these contracts from this point forward will have no further impact on operating results but has an offsetting and equal effect on trading contract assets and liabilities. Of course we could have also done a similar transaction but enter into a purchase contract prior to entering into a sales contract. If the sale and purchase contracts do not match exactly as to commodity type, volumes, delivery point, schedule and other key terms, then there could be continuing mark-to-market effects on revenues from recording additional changes in fair values using mark-to-market accounting.
         Trading of electricity and gas options, futures and swaps, represents financial transactions with unrealized gains and losses from changes in fair values reported net in revenues until the contracts settle. When these contracts settle, we record the net proceeds in revenues and reverse to revenues the prior cumulative unrealized net gain or loss.
         The fair value of open short-term trading contracts are based on exchange prices and broker quotes. We mark-to-market open long-term trading contracts based mainly on Company-developed valuation models. These models estimate future energy prices based on existing market and broker quotes and supply and demand market data and assumptions. The fair values determined are reduced by reserves to adjust for credit risk and liquidity risk. Credit risk is the risk that the counterparty to the contract will fail to perform or fail to pay amounts due AEP. Liquidity risk represents the risk that imperfections in the market will cause the price to be less than or more than what the price should be based purely on supply and demand. There are inherent risks related to the underlying assumptions in models used to fair value open long-term trading contracts. We have independent controls to evaluate the reasonableness of our valuation models. However, energy markets, especially electricity markets, are imperfect and volatile and unforeseen events can and will cause reasonable price curves to differ from actual prices throughout a contract's term and when contracts settle. Therefore, there could be significant adverse or favorable effects on future results of operations and cash flows if market prices at settlement do not correlate with the Company-developed price models. This is particularly true for long-term contracts.
         We also mark-to-market derivatives that are not trading contracts in accordance with generally accepted accounting principles. Derivatives are contracts whose value is derived from the market value of an underlying commodity.
         We defer as regulatory assets or liabilities the effect on net income of marking to market open forward electricity trading contracts in our regulated jurisdictions since these transactions are included in cost of service on a settlement basis for ratemaking purposes. Changes in mark-to-market valuations impact net income in our non-regulated gas and electricity business.
         Volatility in energy commodities markets affects the fair values of all of our open trading and derivative contracts exposing AEP to market risk and causing our results of operations to be subject to volatility. See "Quantitative and Qualitative Disclosures About Market Risks" section of this report for a discussion of the policies and procedures AEP uses to manage its exposure to market and other risks from trading activities.

RESULTS OF OPERATIONS
        Net income for the second quarter of 2002 decreased by $170 million and by $605 million year-to-date. Reduced margins resulting from lower wholesale energy prices, losses from gas trading and marketing and losses associated with the impairment and divesture of SEEBOARD in the UK and CitiPower in Australia, two foreign retail electricity and gas supply and distribution investments, account for the decreases. In 2002 the wholesale energy sector has been under pressure from lower commodity prices in contrast to last year when we had strong performance from the wholesale business due to favorable market conditions. Also contributing to the year-to-date decrease was a transitional goodwill impairment loss related to SEEBOARD and CitiPower from the adoption of SFAS 142 (see Note
2) that has been reported as a cumulative effect of an accounting change retroactive to January 1, 2002.
        The rise in revenues from gas marketing and trading can be attributed to an increase in gas marketing and trading volume, up 123% year-to-date, as we expanded our gas trading operations around Houston Pipe Line (HPL) that we acquired in June 2001. Gas marketing and trading volume also rose in the second quarter as the Company continued unwinding positions that led to a first-quarter gas trading loss. The decrease in electric marketing and trading revenues was largely driven by the decline in system sales due to lower wholesale energy prices that decreased margins.

                                                                 Increase (Decrease)
                                             Second Quarter                              Year-to-Date
                                     (in millions)          %                    (in millions)        %
                                                            -                                         -

       Electricity Marketing
        And Trading*                      $ (558)          (6)                    $(1,306)           (7)
       Gas Marketing and Trading           1,289           36                       1,274            18
       Energy Delivery*                       13            1                          22             1
       Other Investments                      20           18                           8             3
                                          ------                                  -------
            Total                         $  764            5                     $    (2)            -
                                          ======                                  =======

       *Reflects  the  allocation  of  certain   transmission  and  distribution
revenues included in bundled retail rates to energy delivery.

        The changes in the total expenses were:
                                                                                 Increase (Decrease)
                                                                Second Quarter                           Year-to-Date
                                                        (in millions)           %               (in millions)         %
                                                                                -                                     -
       Fuel and Purchased Energy:
         Electricity Marketing
          And Trading                                            $ (967)      (11)                $(1,899)           (11)
         Gas Marketing and Trading                                1,528        45                   1,663             24
         Other Investments                                           24        46                      61             59
       Maintenance and Other Operation                              423        47                     519             29
       Depreciation and Amortization                                 38        12                      68             11
       Taxes other Than Income Taxes                                  9         5                      27              8
                                                                 ------                            ------
                                                                 $1,055         8                  $  439              2
                                                                 ======                            ======

        The decrease in fuel and purchased energy expense was primarily attributable to a reduction in power generation and purchases and lower fuel costs reflecting lower market prices than in the second quarter of 2001. Net generation decreased 1.2% from last year due to the reduced demand for electricity and planned maintenance outages for various plants. The cost of purchased power for resale was also lower due to reduced demand and a continuation of the market conditions that developed in the fourth quarter of 2001. The increase in gas marketing and trading purchased energy expense was primarily due to an expansion of gas trading activity around our HPL pipeline assets.

        Maintenance and other operation expense increased largely as a result of material and labor costs incurred in connection with the construction of gas-fired plants for third parties; the expenses of recently acquired businesses MEMCO, a barging line; Quaker Coal; and two power plants in the UK; and a charge associated with the impairment and divestiture of CitiPower, a retail electricity and gas supply and distribution subsidiary in Australia. These cost increases were partially offset by a reduction in trading incentive compensation. Project fees for the construction of gas-fired plants for third parties are recognized in revenues on a percentage of completion method, consequently, the charges to expense for material and labor costs do not adversely affect net income. On July 19, 2002, AEP, through a wholly owned subsidiary entered into an agreement to sell CitiPower, and recorded a net impairment charge totaling $125 million. $163 million (excluding tax of $65 million) was recorded in operating expenses in the second quarter of 2002 (see
Note 3). $27 million of net impairment loss has been classified as a transitional goodwill impairment loss from the adoption of SFAS 142 (see Note 2) and has been recorded as a cumulative effect of an accounting change retroactive to January 1, 2002.
        Other income decreased due to the gain from the sale of Frontera in 2001.
        The decrease in income taxes is predominately due to a decrease in pre-tax income.
        The decrease in interest was primarily due to the refinancing of debt at favorable interest rates and a reduction in short-term interest rates.

         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (in millions, except per-share amounts)
                                   (UNAUDITED)
                                                          Three Months Ended              Six Months Ended
                                                               June 30,                       June 30,
                                                           2002             2001           2002           2001
                                                           ----             ----           ----           ----

REVENUES:
   Electricity Marketing and Trading                      $9,001           $9,559        $17,525        $18,831
   Gas Marketing and Trading                               4,886            3,597          8,477          7,203
   Domestic Electric Delivery                                896              883          1,694          1,672
   Other Investments                                         129              109            246            238
                                                         -------          -------        -------        -------
          TOTAL REVENUES                                  14,912           14,148         27,942         27,944
                                                         -------          -------        -------        -------
EXPENSES:
   Fuel and Purchased Energy:
     Electricity Marketing and Trading                     7,757            8,724         15,046         16,945
     Gas Marketing and Trading                             4,929            3,401          8,602          6,939
     Other Investments                                        76               52            165            104
                                                         -------          -------        -------        -------
           TOTAL FUEL AND PURCHASED ENERGY                12,762           12,177         23,813         23,988
                                                         -------          -------        -------        -------
   Maintenance and Other Operation                         1,332              909          2,325          1,806
   Depreciation and Amortization                             367              329            710            642
   Taxes Other Than Income Taxes                             178              169            364            337
                                                         -------          -------        -------        -------
          TOTAL EXPENSES                                  14,639           13,584         27,212         26,773
                                                         -------          -------        -------        -------
OPERATING INCOME                                             273              564            730          1,171
OTHER INCOME                                                  46              101             63            154
OTHER EXPENSE                                                  7               28             29             47
LESS: INTEREST                                               204              217            414            464
      PREFERRED STOCK DIVIDEND REQUIREMENTS
       OF SUBSIDIARIES                                         3                2              5              5
      MINORITY INTEREST IN FINANCE SUBSIDIARY                  9             -                18        .  -
                                                         -------          -------        -------        -------
INCOME BEFORE INCOME TAXES                                    96              418            327            809
INCOME TAXES                                                  38              163            120            321
                                                         -------          -------        -------        -------
INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS,
 EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF A
 CHANGE IN ACCOUNTING PRINCIPLE                               58              255            207            488
  Discontinued Operations (net of tax)                         4               25             36             58
  Extraordinary Loss - (net of tax)                         -                 (48)           -              (48)
  Cumulative Effect of Goodwill Transition
   Impairment                                               -                -              (350)          -
                                                         -------          -------        -------        -------
NET INCOME (LOSS)                                        $    62          $   232        $  (107)       $   498
                                                         =======          =======        ========       =======
AVERAGE NUMBER OF SHARES OUTSTANDING                         326              322            324            322
                                                             ===              ===            ===            ===
EARNINGS (LOSS) PER SHARE (BASIC AND DULUTIVE):
   Income Before Discontinued Operations,
    Extraordinary Item and Cumulative Effect of a
    Change in Accounting Principle                        $ 0.18           $ 0.79         $ 0.64          $1.51
   Discontinued Operations                                  0.01             0.08           0.11           0.18
   Extraordinary Loss                                        -              (0.15)           -            (0.15)
   Cumulative Effect of a Change in Accounting
    Principle                                                -                -            (1.08)           -
                                                          ------           ------         ------          -----
   EARNINGS (LOSS) PER SHARE (BASIC AND DILUTIVE)         $ 0.19           $ 0.72         $(0.33)         $1.54
                                                          ======           ======         ======          =====

CASH DIVIDENDS PAID PER SHARE                              $0.60            $0.60          $1.20          $1.20
                                                           =====            =====          =====          =====

See Notes to Financial Statements beginning on page L-1.

         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                               June 30, 2002            December 31, 2001
                                                                            (in millions)
ASSETS
------
CURRENT ASSETS:
    Cash and Cash Equivalents                                        $   585                     $   244
    Accounts Receivable (net)                                          2,638                       1,687
    Fuel, Materials and Supplies                                       1,146                       1,048
    Energy Trading and Derivative Contracts                            9,466                       8,572
    Other                                                              1,276                         688
                                                                     -------                     -------

       TOTAL CURRENT ASSETS                                           15,111                      12,239
                                                                     -------                     -------

PROPERTY, PLANT AND EQUIPMENT:
   Electric:
     Production                                                       18,090                      17,477
     Transmission                                                      5,971                       5,879
     Distribution                                                      9,827                       9,661
   Other (including gas, coal mining and
     nuclear fuel)                                                     4,086                       4,597
   Construction Work in Progress                                       1,274                       1,102
                                                                     -------                     -------
       Total Property, Plant and Equipment                            39,248                      38,716
   Accumulated Depreciation and Amortization                          15,807                      15,456
                                                                     -------                     -------

       NET PROPERTY, PLANT AND EQUIPMENT                              23,441                      23,260
                                                                     -------                     -------

REGULATORY ASSETS                                                      2,314                       3,162
                                                                     -------                     -------

SECURITIZED TRANSITION ASSET                                             751                        -
                                                                     -------                     -------

INVESTMENTS IN POWER, DISTRIBUTION AND
  COMMUNICATIONS PROJECTS                                                540                         633
                                                                     -------                     -------

ASSETS HELD FOR SALE                                                   2,750                       2,832
                                                                     -------                     -------

GOODWILL                                                                 482                         417
                                                                     -------                     -------

INTANGIBLE ASSETS                                                        366                         474
                                                                     -------                     -------

LONG-TERM ENERGY TRADING AND DERIVATIVE CONTRACTS                      3,672                       2,370
                                                                     -------                     -------

OTHER ASSETS                                                           1,731                       1,894
                                                                     -------                     -------

          TOTAL                                                      $51,158                     $47,281
                                                                     =======                     =======

See Notes to Financial Statements beginning on page L-1.

         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                                 June 30, 2002            December 31, 2001
                                                                 -------------            -----------------
                                                                                   (in millions)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                                                      $ 2,641                        $ 1,985
  Short-term Debt                                                         3,041                          4,011
  Long-term Debt Due Within One Year                                      1,506                          1,114
  Energy Trading And Derivative Contracts                                 9,538                          8,311
  Other                                                                   1,789                          1,926
                                                                        -------                        -------

       TOTAL CURRENT LIABILITIES                                         18,515                         17,347
                                                                       --------                        -------

LONG-TERM DEBT                                                           10,094                          9,052
                                                                        -------                        -------

EQUITY UNIT SENIOR NOTES                                                    376                           -
                                                                        -------                        -------

LONG-TERM ENERGY TRADING AND DERIVATIVE CONTRACTS                         3,444                          2,183
                                                                        -------                        -------

DEFERRED INCOME TAXES                                                     4,326                          4,555
                                                                        -------                        -------

DEFERRED INVESTMENT TAX CREDITS                                             474                            491
                                                                        -------                        -------

DEFERRED CREDITS AND REGULATORY LIABILITIES                                 863                            871
                                                                        -------                        -------

DEFERRED GAIN ON SALE AND LEASEBACK - ROCKPORT PLANT UNIT 2                 190                            194
                                                                        -------                        -------

OTHER NONCURRENT LIABILITIES                                              1,321                          1,334
                                                                        -------                        -------

LIABILITIES HELD FOR SALE                                                 1,955                          1,798
                                                                        -------                        -------

COMMITMENTS AND CONTINGENCIES (Note 8)

CERTAIN SUBSIDIARY OBLIGATED, MANDATORILY REDEEMABLE,
  PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY
  JUNIOR SUBORDINATED DEBENTURES OF SUCH SUBSIDIARIES                       321                            321
                                                                        -------                        -------

MINORITY INTEREST IN FINANCE SUBSIDIARY                                     750                            750
                                                                        -------                        -------

CUMULATIVE PREFERRED STOCKS OF SUBSIDIARIES                                 145                            156
                                                                        -------                        -------

COMMON SHAREHOLDERS' EQUITY Common Stock-Par Value $6.50:
                                2002           2001
                                ----           ----
      Shares Authorized. . .600,000,000     600,000,000
      Shares Issued. . . . .347,833,712     331,234,997
      (8,999,992 shares were held in treasury at
       June 30, 2002 and December 31, 2001)                               2,261                          2,153
  Paid-in Capital                                                         3,413                          2,906
  Accumulated Other Comprehensive Income (Loss)                             (92)                          (126)
  Retained Earnings                                                       2,802                          3,296
                                                                        -------                        -------

          TOTAL COMMON SHAREHOLDERS' EQUITY                               8,384                          8,229
                                                                        -------                        -------

              TOTAL                                                     $51,158                        $47,281
                                                                        =======                        =======

See Notes to Financial Statements beginning on page L-1.

         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                             Six Months Ended June 30,
                                                                         2002                  2001
                                                                         ----                  ----
                                                                              (in millions)
OPERATING ACTIVITIES:
   Net Income (Loss)                                                    $ (107)               $   498
   Adjustments for Noncash Items:
      Depreciation and Amortization                                        710                    664
      Deferred Federal Income Taxes                                       (111)                    11
      Deferred Investment Tax Credits                                      (10)                   (17)
      Amortization of Deferred Property Taxes                               35                     82
      Amortization of Cook Plant Restart Costs                              20                     20
      Deferred Costs Under Fuel Clause Mechanisms                          (35)                    50
      Transitional Impairment of Goodwill                                  350                   -
      Provision for Loss on CitiPower                                       98                   -
      Discontinued Operations                                              (36)                   (58)
      Extraordinary Loss - Effects of Deregulation                        -                        48
      Mark to Market on Open Energy Trading Contracts                      (87)                  (260)
      Realized Mark to Market on Settled Energy Trading Contracts          294                     (5)
   Changes in Certain Current Assets and Liabilities:
      Accounts Receivable (net)                                           (941)                (1,205)
      Fuel, Materials and Supplies                                         250                   (108)
      Accrued Utility Revenues                                            (182)                   (84)
      Prepayments and Other                                                (73)                     1
      Accounts Payable                                                     354                 (1,643)
      Taxes Accrued                                                        (15)                    53
      Interest Accrued                                                      57                     48
   Option Premiums                                                          49                   (161)
   Change in Other Assets                                                 (841)                 2,694
   Change in Other Liabilities                                             317                    (63)
                                                                       -------                -------
          Net Cash Flows From Operating Activities                          96                    565
                                                                       -------                -------
INVESTING ACTIVITIES:
  Construction Expenditures                                               (783)                  (812)
  Purchase of Houston Pipe Line                                           -                      (727)
  Sale of Yorkshire                                                       -                       383
  Sale of Frontera                                                        -                       265
  Other                                                                    (21)                   (97)
                                                                       -------                -------
          Net Cash Flows Used For Investing Activities                    (804)                  (988)
                                                                       -------                -------
FINANCING ACTIVITIES:
  Issuance of Common Stock                                                 656                      9
  Issuance of Long-term Debt                                             1,786                  1,388
  Issuance of Equity Unit Senior Notes                                     334                   -
  Change in Short-term Debt (net)                                         (970)                  (275)
  Retirement of Long-term Debt                                            (357)                  (463)
  Dividends Paid on Common Stock                                          (387)                  (387)
                                                                       -------                -------
            Net Cash Flows From Financing Activities                     1,062                    272
                                                                       -------                -------
Effect of Exchange Rate Change on Cash                                     (13)                  -
                                                                       -------                -------
Net Increase (Decrease) in Cash and Cash Equivalents                       341                   (151)
Cash and Cash Equivalents at Beginning of Period                           244                    363
                                                                       -------                -------
Cash and Cash Equivalents at End of Period                             $   585                $   212
                                                                       =======                =======

Supplemental Disclosure:
Cash paid for interest net of capitalized amounts was $335 million and $342 million and for income taxes was $307 million and $107 million in 2002 and 2001, respectively. Noncash acquisitions under capital leases were $2 million in 2002 and $21 million in 2001, respectively.

See Notes to Financial Statements beginning on page L-1.

         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
 CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                                                                    Accumulated
                                                                                    Other
                                          Common       Paid-in       Retained       Comprehensive
                                          Stock        Capital       Earnings       Income (Loss)         Total
                                          -----        -------       --------       -------------         -----
                                                                    (in millions)
JANUARY 1, 2001                          $2,152        $2,915         $3,090              $(103)          $8,054
Issuance of Common Stock                      1             8                                                  9
Common Stock Dividends                                                  (387)                               (387)
Other                                                      (7)             9                                   2
                                                                                                          ------
                                                                                                           7,678
Comprehensive Income:
  Other Comprehensive Income,
   Net of Taxes
     Currency Translation Adjustment                                                        (53)             (53)
     Unrealized Gain on
      Hedged Derivative                                                                      31               31
     Minimum Pension Liability                                                               (6)              (6)
  Net Income                                                             498                                 498
                                                                                                          ------
     Total Comprehensive Income                                                                              470
                                         ------        ------         ------              -----           ------

JUNE 30, 2001                            $2,153        $2,916         $3,210              $(131)          $8,148
                                         ======        ======         ======              =====           ======



JANUARY 1, 2002                          $2,153        $2,906         $3,296              $(126)          $8,229
Issuance of Common Stock                    108           568                                                676
Common Stock Dividends                                                  (387)                               (387)
Other                                                     (61)                                               (61)
                                                                                                          ------
                                                                                                           8,457
Comprehensive Income:
  Other Comprehensive Income,
   Net of Taxes
    Currency Translation Adjustment                                                          73               73
    Unrealized Loss on Cash Flow
      Hedges                                                                                (39)             (39)
   Net Income (Loss)                                                    (107)                               (107)
                                                                                                          -------
     Total Comprehensive Income                                                                              (73)
                                         ------        ------         ------               ----           ------

JUNE 30, 2002                            $2,261        $3,413         $2,802               $(92)          $8,384
                                         ======        ======         ======               ====           ======

See Notes to Financial Statements beginning on page L-1.

                             AEP GENERATING COMPANY
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

                   SECOND QUARTER 2002 vs. SECOND QUARTER 2001
                                       AND
                     YEAR-TO-DATE 2002 vs. YEAR-TO-DATE 2001

        Operating revenues are derived from the sale of Rockport Plant energy and capacity to two affiliated companies pursuant to FERC approved long-term unit power agreements. The unit power agreements provide for recovery of costs including a FERC approved rate of return on common equity and a return on other capital net of temporary cash investments.
        Net income declined $345,000 or 17% for the second quarter and $432,000 or 11% for the year-to-date period due to limits on recovery of return on capital related to operating and in-service ratios of the Rockport Plant.
        Increased recoverable operating expenses resulted in a $1,139,000 increase in operation revenues for the second quarter. A decrease in operating revenues of $9,493,000 for the year-to-date period resulted from a decrease in recoverable expenses, primarily fuel, as generation declined due to a decrease in the Rockport Plant's availability. Outages for planned maintenance at both units in the first quarter of 2002 decreased Rockport Plant's generation.
        Operating expenses increased 3% in the second quarter and declined 8% for the year-to-date period as follows:

                                               Increase (Decrease)
                                               -------------------
                                 Second Quarter                 Year-to-Date
                                 --------------                 ------------
                                 (in thousands)      %          (in thousands)       %
                                 --------------      -          --------------       -
Fuel                                    $1,274       6               $(8,871)      (19)
Rent - Rockport Plant Unit 2              -          -                  -            -
Other Operation                          1,646      70                 1,910        36
Maintenance                             (1,593)    (40)                 (543)       (9)
Depreciation                                40       1                    87         1
Taxes Other Than Income Taxes             (118)    (12)                 (108)       (5)
Income Taxes                               268     N.M.               (1,550)      (62)
                                        ------                       -------
    Total                               $1,517       3               $(9,075)       (8)
                                        ======                       =======

N.M. = Not Meaningful

        Fuel expense increased in the second quarter due to an increase in generation and decreased due to the decline in generation for the year-to-date period.
        The   increases  in  other   operation   expense  are primarily  due to
higher  costs  for  employee  benefits  and property insurance.
        Maintenance expense decreased significantly in the second quarter due to scheduled boiler inspection and repair being in the first quarter 2002 verses second quarter 2001. Maintenance costs declines in both periods reflect cost control efforts.
        The decrease in income taxes attributable to operations for the year-to-date period is primarily due to an over-accrual of state income taxes during first quarter of 2001 based on an estimate of higher taxable income for the year 2001 than actually occurred. The over-accrual was adjusted beginning in the second quarter of 2001 resulting in higher comparable income taxes for the second quarter of 2002.

        Interest charges declined 23% in the second quarter and 11% for the year-to-date period due to lower interest rates on short-term borrowing through AEP's money pool reflecting market conditions and lower outstanding balances.

                             AEP GENERATING COMPANY
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                     Three Months Ended June 30,                       Six Months Ended June 30,
                                                                 2002                 2001                 2002               2001
                                                                 ----                 ----                 ----               ----
                                                                                                     (in thousands)
OPERATING REVENUES - Sales to
  AEP Affiliates                                               $53,356               $52,217             $103,231          $112,724
                                                               -------               -------             --------          --------

OPERATING EXPENSES:
   Fuel                                                         21,535                20,261               39,035            47,906
   Rent - Rockport Plant Unit 2                                 17,070                17,070               34,141            34,141
   Other Operation                                               4,014                 2,368                7,236             5,326
   Maintenance                                                   2,378                 3,971                5,354             5,897
   Depreciation                                                  5,642                 5,602               11,275            11,188
   Taxes Other Than Income Taxes                                   907                 1,025                1,960             2,068
   Income Taxes                                                    306                    38                  959             2,509
                                                               -------               -------             --------          --------

          TOTAL OPERATING EXPENSES                              51,852                50,335               99,960           109,035
                                                               -------               -------             --------          --------

OPERATING INCOME                                                 1,504                 1,882                3,271             3,689

NONOPERATING INCOME                                                 32                  -                      34              -

NONOPERATING EXPENSES                                               94                     1                  106                10

NONOPERATING INCOME TAX CREDITS                                    823                   888                1,655             1,759

INTEREST CHARGES                                                   547                   706                1,243             1,395
                                                               -------               -------             --------           -------

NET INCOME                                                     $ 1,718               $ 2,063             $  3,611           $ 4,043
                                                               =======               =======             ========           =======

                         STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                                    Three Months Ended June 30,                      Six Months Ended June 30,
                                                                 2002               2001                   2002             2001
                                                                 ----               ----                   ----             ----
                                                                                         (in thousands)
BALANCE AT BEGINNING OF PERIOD                                 $14,604             $10,743                $13,761          $ 9,722

NET INCOME                                                       1,718               2,063                  3,611            4,043

CASH DIVIDENDS DECLARED                                          1,050                 959                  2,100            1,918
                                                               -------             -------                -------          -------

BALANCE AT END OF PERIOD                                       $15,272             $11,847                $15,272          $11,847
                                                               =======             =======                =======          =======

The common stock of AEGCo is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.

                             AEP GENERATING COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                       June 30, 2002             December 31, 2001
                                                       -------------             -----------------
                                                                     (in thousands)
ASSETS
------
ELECTRIC UTILITY PLANT:
   Production                                                  $641,903                      $638,297
   General                                                        2,883                         3,012
   Construction Work in Progress                                 10,993                         6,945
                                                               --------                      --------
        Total Electric Utility Plant                            655,779                       648,254
   Accumulated Depreciation                                     349,825                       337,151
                                                               --------                      --------
           NET ELECTRIC UTILITY PLANT                           305,954                       311,103
                                                               --------                      --------

OTHER PROPERTY AND INVESTMENTS                                      119                           119
                                                               --------                      --------

CURRENT ASSETS:
   Cash and Cash Equivalents                                       -                              983
   Accounts Receivable:
      Affiliated Companies                                       28,800                        22,344
      Miscellaneous                                                 147                           147
   Fuel - at average cost                                        19,157                        15,243
   Materials and Supplies - at average cost                       4,437                         4,480
   Prepayments                                                       86                           244
                                                               --------                      --------
           TOTAL CURRENT ASSETS                                  52,627                        43,441
                                                               --------                      --------

REGULATORY ASSETS                                                 5,089                         5,207
                                                               --------                      --------

DEFERRED CHARGES                                                  2,973                         1,471
                                                               --------                      --------

           TOTAL ASSETS                                        $366,762                      $361,341
                                                               ========                      ========

See Notes to Financial Statements beginning on page L-1.

                             AEP GENERATING COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                      June 30, 2002           December 31, 2001
                                                      -------------           -----------------
                                                                   (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - Par Value $1,000:
      Authorized and Outstanding - 1,000 Shares                 $  1,000                  $  1,000
   Paid-in Capital                                                23,434                    23,434
   Retained Earnings                                              15,272                    13,761
                                                                --------                  --------
      Total Common Shareholder's Equity                           39,706                    38,195
   Long-term Debt                                                 44,798                    44,793
                                                                --------                  --------

        TOTAL CAPITALIZATION                                      84,504                    82,988
                                                                --------                  --------

OTHER NONCURRENT LIABILITIES                                         421                        76
                                                                --------                  --------

CURRENT LIABILITIES:
   Advances from Affiliates                                        9,775                    32,049
   Accounts Payable:
      General                                                      8,770                     7,582
      Affiliated Companies                                        29,867                     1,654
   Taxes Accrued                                                   8,592                     4,777
   Rent Accrued - Rockport Plant Unit 2                            4,963                     4,963
   Other                                                           3,641                     3,481
                                                                --------                  --------
        TOTAL CURRENT LIABILITIES                                 65,608                    54,506
                                                                --------                  --------

DEFERRED GAIN ON SALE AND LEASEBACK - ROCKPORT
 PLANT UNIT 2                                                    113,832                   116,617
                                                                --------                  --------

REGULATORY LIABILITIES:
   Deferred Investment Tax Credit                                 54,635                    56,304
   Amounts Due to Customers for Income Taxes                      21,393                    22,725
                                                                --------                  --------
        TOTAL REGULATORY LIABILITIES                              76,028                    79,029
                                                                --------                  --------

DEFERRED INCOME TAXES                                             26,369                    27,975
                                                                --------                  --------

DEFERRED CREDITS                                                    -                          150
                                                                --------                  --------

CONTINGENCIES (Note 8)

        TOTAL CAPITALIZATION AND LIABILITIES                    $366,762                  $361,341
                                                                ========                  ========

See Notes to Financial Statements beginning on page L-1.

                             AEP GENERATING COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Six Months Ended June 30,
                                                                 2002                   2001
                                                                            (in thousands)
OPERATING ACTIVITIES:
   Net Income                                                 $  3,611                $  4,043
   Adjustment for Noncash Items:
     Depreciation                                               11,275                  11,188
     Deferred Income Taxes                                      (2,938)                 (2,935)
     Deferred Investment Tax Credits                            (1,669)                 (1,673)
     Amortization of Deferred Gain on Sale and Leaseback -
       Rockport Plant Unit 2                                    (2,785)                 (2,785)
     Deferred Property Taxes                                    (1,786)                 (1,829)
   Changes in Certain Current Assets and Liabilities:
     Accounts Receivable                                        (6,456)                  5,713
     Fuel, Materials and Supplies                               (3,871)                 (7,644)
     Accounts Payable                                           29,401                   6,852
     Taxes Accrued                                               3,815                   5,833
   Change in Other Assets                                           43                      (5)
   Change in Other Liabilities                                     355                  (2,366)
                                                              --------                --------

           Net Cash Flow From Operating Activities              28,995                  14,392
                                                              --------                --------

INVESTING ACTIVITIES - Construction Expenditures                (5,604)                 (1,537)
                                                              --------                --------

FINANCING ACTIVITIES:
     Change in Advances from Affiliates (net)                  (22,274)                (12,903)
     Dividends Paid                                             (2,100)                 (1,918)
                                                              --------                --------
           Net Cash Flows Used For Financing Activities        (24,374)                (14,821)
                                                              --------                --------

Net Increase in Cash and Cash Equivalents                         (983)                 (1,966)
Cash and Cash Equivalents at Beginning of Period                   983                   2,757
                                                              --------                --------
Cash and Cash Equivalents at End of Period                    $   -                   $    791
                                                              ========                ========

Supplemental Disclosure:
Cash paid for interest net of capitalized  amounts was $1,132,000 and $1,143,000
and  for  income  taxes  was   $1,217,000  and  $1,350,000  in  2002  and  2001,
respectively.

See Notes to Financial Statements beginning on page L-1.

                   APPALACHIAN POWER COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                   SECOND QUARTER 2002 vs. SECOND QUARTER 2001
                                       AND
                     YEAR-TO-DATE 2002 vs. YEAR-TO-DATE 2001

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

Results of Operations
        Net income increased $10.2 million or 28% for the quarter due to decreased interest charges and lower general operating expenses. Net income increased $3.7 million or 4% for the year-to-date period due to decreases in interest charges offset in part by lower wholesale energy prices that reduced margins.
        The following analyzes the changes in operating revenues:

                                                    Increase (Decrease)
                                        Second Quarter               Year-to-Date
                                   (in millions)      %      (in millions)         %
                                                      -                            -
       Electricity Marketing
        and Trading Purchases           $(543)     (33)          $(1,059)        (31)
       Energy Delivery*                    (8)      (6)               (6)         (2)
       Sales to AEP Affiliates              5       12              -              -
                                        -----                    -------
            Total                       $(546)     (30)          $(1,065)        (28)
                                        =====                    =======

       *Reflects  the  allocation  of  certain   transmission  and  distribution
revenues included in bundled retail rates to energy delivery.

        The decrease in revenues was due primarily to reduced sales by the AEP Power Pool due to lower wholesale energy prices. In 2002 the wholesale energy sector has been under pressure from lower commodity prices in contrast to last year when we had strong performance from the wholesale business due to favorable market conditions. APCo, as a member of the AEP Power Pool, shares in the revenues and costs of wholesale marketing and trading activities conducted on its behalf by the AEP Power Pool.
        Energy delivery revenues decreased due to the continuing economic recession in 2002.
        The changes in the  components of operating  expenses were:

                                                                        Increase (Decrease)
                                                                        -------------------
                                                     Second Quarter                          Year-to-Date
                                                 (in millions)           %             (in millions)            %
                                                                         -                                      -
       Fuel                                              $  22          26               $    34               19
       Electricity Marketing
        and Trading Purchases                             (543)        (38)               (1,016)             (35)
       Purchases from AEP Affiliates                       (27)        (32)                  (72)             (38)
       Other Operation                                      (4)         (6)                   (2)              (2)
       Maintenance                                          (6)        (18)                  (13)             (20)
       Depreciation and Amortization                         3           6                     6                7
       Taxes Other Than Income Taxes                        -            -                    (1)              (1)
       Income Taxes                                          3          15                   -                 -
                                                         -----                           --------
            Total                                        $(552)        (31)              $(1,064)             (29)
                                                         =====                           =======

        Fuel expense increased due to an increase in electric generation as certain plants that had undergone boiler plant maintenance in 2001 were available for service in 2002.
        The decline in electricity marketing and trading purchases was mainly due to reduced prices caused by market conditions affecting the electricity trading industry.
        Purchases from AEP affiliates decreased due to the increase in internal generation as a result of certain plants being available for service in 2002 that had undergone boiler plant maintenance in 2001.
        The decrease in other operations expense in the quarter is mainly due to a decrease in transmission equalization charges caused by a reduction in APCo's MLR.
        The decrease in maintenance expense is primarily due to the effect of boiler plant maintenance performed on certain plants in 2001.

        Depreciation and amortization expense increased predominantly due to the additional accelerated amortization beginning in July 2001 of transition regulatory assets in connection with the discontinuance of SFAS 71 in the Company's West Virginia jurisdiction whereby net generation-related regulatory assets were transferred to the distribution portion of the business commensurate with their recovery through regulated rates (see Note 4 for further discussion of the effects of restructuring). Additional investments in distribution and production plant also contributed to the increase in depreciation and amortization expense.
        The increase in income taxes from operations for the quarter was due to an increase in pre-tax operating income.
        Nonoperating income and expense decreased largely due to reduced margins on electricity trading outside of AEP's traditional marketing area caused by market conditions affecting the electricity trading industry in the second quarter and by decreased electricity demand in the first quarter resulting from mild weather and the slow economic recovery.
        The decrease in interest charges for the quarter was due to increased allowances for borrowed funds as a result of increased construction expenditures and lower AEP money pool interest rates and balances. Interest charges decreased for the year-to-date period primarily due to increased allowances for borrowed funds as a result of increased construction expenditures, the retirement of first mortgage bonds on March 1, 2001 and lower AEP money pool interest rates.

                   APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                               Three Months Ended June 30,                Six Months Ended June 30,
                                                   2002                2001                2002               2001
                                                   ----                ----                ----               ----
                                                                          (in thousands)
OPERATING REVENUES:
   Electricity Marketing and Trading             $1,113,871         $1,656,905          $2,371,226        $3,430,799
   Energy Delivery                                  139,475            147,924             294,470           300,021
   Sales to AEP Affiliates                           49,934             44,475              92,740            92,611
                                                 ----------         ----------          ----------        ----------
           TOTAL OPERATING REVENUES               1,303,280          1,849,304           2,758,436         3,823,431
                                                 ----------         ----------          ----------        ----------

OPERATING EXPENSES:
   Fuel                                             107,160             85,049             214,650           180,525
   Purchased Power:
     Electricity Marketing and Trading              885,469          1,427,844           1,891,068         2,907,372
     AEP Affiliates                                  58,717             85,987             119,497           191,661
   Other Operation                                   64,158             67,948             131,585           133,837
   Maintenance                                       27,638             33,842              53,489            66,851
   Depreciation and Amortization                     46,909             44,056              93,681            87,773
   Taxes Other Than Income Taxes                     25,050             25,257              50,045            50,685
   Income Taxes                                      22,955             19,959              57,643            57,213
                                                 ----------         ----------          ----------        ----------
           TOTAL OPERATING EXPENSES               1,238,056          1,789,942           2,611,658         3,675,917
                                                 ----------         ----------          ----------        ----------

OPERATING INCOME                                     65,224             59,362             146,778           147,514

NONOPERATING INCOME                                 422,518            649,030             822,690         1,114,435

NONOPERATING EXPENSES                               408,245            637,831             806,978         1,096,036

NONOPERATING INCOME TAX EXPENSE                       4,820              3,427               5,084             5,576

INTEREST CHARGES                                     28,069             30,715              55,457            62,131
                                                 ----------         ----------          ----------        ----------

NET INCOME                                           46,608             36,419             101,949            98,206

PREFERRED STOCK DIVIDEND
 REQUIREMENTS                                           503                503               1,006             1,006
                                                 ----------         ----------          ----------        ----------

EARNINGS APPLICABLE TO COMMON STOCK              $   46,105         $   35,916          $  100,943        $   97,200
                                                 ==========         ==========          ==========        ==========

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                           Three Months Ended June 30,                 Six Months Ended June 30,
                                             2002                   2001                2002               2001
                                             ----                   ----                ----               ----
                                                                       (in thousands)
NET INCOME                                 $46,608                $36,419             $101,949          $98,206

OTHER COMPREHENSIVE INCOME (LOSS):
  Cashflow Power Hedges                      2,217                   -                   2,217             -
  Cashflow Interest Rate Hedge              (2,128)                  -                  (2,128)            -
  Foreign Currency Exchange Rate
   Hedge                                      -                      (212)                 143             (629)
                                           -------                -------             --------          -------

COMPREHENSIVE INCOME                       $46,697                $36,207             $102,181          $97,577
                                           =======                =======             ========          =======

The common stock of the Company is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.

                   APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                           Three Months Ended June 30,                Six Months Ended June 30,
                                              2002                 2001                 2002               2001
                                              ----                 ----                 ----               ----
                                                                      (in thousands)
BALANCE AT BEGINNING OF PERIOD              $174,651             $149,469             $150,797          $120,584

NET INCOME                                    46,608               36,419              101,949            98,206
                                            --------             --------             --------          --------

DEDUCTIONS:
    Cash Dividends Declared:
      Common Stock                            30,984               32,398               61,968            64,797
      Preferred Stock                            360                  360                  721               721
    Capital Stock Expense                        142                  143                  284               285
                                            --------             --------             --------          --------

BALANCE AT END OF PERIOD                    $189,773             $152,987             $189,773          $152,987
                                            ========             ========             ========          ========

See Notes to Financial Statements beginning on page L-1.

                   APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                   June 30, 2002           December 31, 2001
                                                   -------------           -----------------
                                                                 (in thousands)
ASSETS
------
ELECTRIC UTILITY PLANT:
   Production                                          $2,107,053                   $2,093,532
   Transmission                                         1,215,707                    1,222,226
   Distribution                                         1,910,496                    1,887,020
   General                                                258,731                      257,957
   Construction Work in Progress                          288,146                      203,922
                                                       ----------                   ----------
        Total Electric Utility Plant                    5,780,133                    5,664,657
   Accumulated Depreciation and Amortization            2,370,959                    2,296,481
                                                       ----------                   ----------
        NET ELECTRIC UTILITY PLANT                      3,409,174                    3,368,176
                                                       ----------                   ----------

OTHER PROPERTY AND INVESTMENTS                             51,886                       53,736
                                                       ----------                   ----------

LONG-TERM ENERGY TRADING CONTRACTS                        490,983                      316,249
                                                       ----------                   ----------

CURRENT ASSETS:
   Cash and Cash Equivalents                                1,304                       13,663
   Advances to Affiliates                                  95,498                         -
   Accounts Receivable:
      Customers                                           130,219                      113,371
      Affiliated Companies                                204,490                       63,368
      Miscellaneous                                        22,598                       11,847
      Allowance for Uncollectible Accounts                 (2,096)                      (1,877)
   Fuel - at average cost                                  38,902                       56,699
   Materials and Supplies - at average cost                57,262                       59,849
   Accrued Utility Revenues                                22,919                       30,907
   Energy Trading Contracts                               794,212                      566,284
   Prepayments and Other                                   29,359                       16,018
                                                       ----------                   ----------
        TOTAL CURRENT ASSETS                            1,394,667                      930,129
                                                       ----------                   ----------

REGULATORY ASSETS                                         387,785                      397,383
                                                       ----------                   ----------

DEFERRED CHARGES                                           42,867                       42,265
                                                       ----------                   ----------

        TOTAL ASSETS                                   $5,777,362                   $5,107,938
                                                       ==========                   ==========

See Notes to Financial Statements beginning on page L-1.

                   APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                          June 30, 2002           December 31, 2001
                                                          -------------           -----------------
                                                                     (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - No Par Value:
      Authorized - 30,000,000 Shares
      Outstanding - 13,499,500 Shares                           $  260,458                $  260,458
   Paid-in Capital                                                 716,071                   715,786
   Accumulated Other Comprehensive Income (Loss)                      (108)                     (340)
   Retained Earnings                                               189,773                   150,797
                                                                ----------                ----------
        Total Common Shareowner's Equity                         1,166,194                 1,126,701
   Cumulative Preferred Stock:
      Not Subject to Mandatory Redemption                           17,790                    17,790
      Subject to Mandatory Redemption                               10,860                    10,860
   Long-term Debt                                                1,690,024                 1,476,552
                                                                ----------                ----------

           TOTAL CAPITALIZATION                                  2,884,868                 2,631,903
                                                                ----------                ----------

OTHER NONCURRENT LIABILITIES                                        86,148                    84,104
                                                                ----------                ----------

CURRENT LIABILITIES:
   Long-term Debt Due Within One Year                              315,007                    80,007
   Advances from Affiliates                                           -                      291,817
   Accounts Payable - General                                      126,032                   131,387
   Accounts Payable - Affiliated Companies                         142,918                    84,518
   Taxes Accrued                                                    90,827                    55,583
   Customer Deposits                                                20,113                    13,177
   Interest Accrued                                                 28,180                    21,770
   Energy Trading Contracts                                        760,856                   549,703
   Other                                                            65,784                    75,299
                                                                ----------                ----------

           TOTAL CURRENT LIABILITIES                             1,549,717                 1,303,261
                                                                ----------                ----------

DEFERRED INCOME TAXES                                              696,835                   703,575
                                                                ----------                ----------

DEFERRED INVESTMENT TAX CREDITS                                     36,132                    38,328
                                                                ----------                ----------

LONG-TERM ENERGY TRADING CONTRACTS                                 432,097                   257,129
                                                                ----------                ----------

REGULATORY LIABILITIES AND DEFERRED CREDITS                         91,565                    89,638
                                                                ----------                ----------

CONTINGENCIES (Note 8)

        TOTAL CAPITALIZATION AND LIABILITIES                    $5,777,362                $5,107,938
                                                                ==========                ==========

See Notes to Financial Statements beginning on page L-1.

                   APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         Six Months Ended June 30,
                                                                      2002                    2001
                                                                          (in thousands)
OPERATING ACTIVITIES:
   Net Income                                                    $ 101,949                 $  98,206
   Adjustments for Noncash Items:
      Depreciation and Amortization                                 93,737                    87,829
      Deferred Income Taxes                                         (7,055)                   31,726
      Deferred Investment Tax Credits                               (2,196)                   (2,212)
      Mark-to-Market Energy Trading Contracts                      (12,797)                  (97,010)
   Changes in Certain Current Assets and Liabilities:
      Accounts Receivable (net)                                   (168,502)                   69,776
      Fuel, Materials and Supplies                                  20,384                    (4,859)
      Accrued Utility Revenues                                       7,988                    48,007
      Accounts Payable                                              53,045                    (3,747)
      Taxes Accrued                                                 35,244                    10,438
      Interest Accrued                                               6,410                     5,924
   Change in Other Assets                                          (13,851)                   22,683
   Change in Other Liabilities                                       7,449                   (39,002)
                                                                 ---------                 ---------
           Net Cash Flows From Operating Activities                121,805                   227,759
                                                                 ---------                 ---------

INVESTING ACTIVITIES:
      Construction Expenditures                                   (128,853)                 (107,876)
      Proceeds from Sale of Property                                   583                     1,182
                                                                 ---------                 ---------
           Net Cash Flows Used For Investing Activities           (128,270)                 (106,694)
                                                                 ---------                 ---------

FINANCING ACTIVITIES:
      Change in Short-term Debt (net)                                 -                     (191,495)
      Change in Advances to Affiliates (net)                      (387,315)                  310,277
      Issuance of Long-term Debt                                   444,110                      -
      Retirement of Long-term Debt                                    -                     (175,000)
      Dividends Paid on Common Stock                               (61,968)                  (64,797)
      Dividends Paid on Cumulative Preferred Stock                    (721)                     (721)
                                                                 ---------                 ---------
           Net Cash Flows Used For Financing Activities             (5,894)                 (121,736)
                                                                 ---------                 ---------

Net Decrease in Cash and Cash Equivalents                          (12,359)                     (671)
Cash and Cash Equivalents at Beginning of Period                    13,663                     5,847
                                                                  --------                 ---------
Cash and Cash Equivalents at End of Period                        $  1,304                 $   5,176
                                                                  ========                 =========

Supplemental Disclosure:
Cash paid for interest net of capitalized amounts was $47,676,000 and $54,957,000 and for income taxes was $36,585,000 and $17,064,000 in 2002 and
2001, respectively. Noncash acquisitions under capital leases were $1,684,000 in 2001, respectively.

See Notes to Financial Statements beginning on page L-1.

                CENTRAL POWER AND LIGHT COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                   SECOND QUARTER 2002 vs. SECOND QUARTER 2001
                                       AND
                     YEAR-TO-DATE 2002 vs. YEAR-TO-DATE 2001

       CPL is a public utility engaged in the generation, sale, transmission and distribution of electric power in southern Texas. CPL also sells electric power at wholesale to other utilities, municipalities, rural electric cooperatives and beginning in 2002 to retail electric providers (REPs) in Texas, (see "Introduction of Customer Choice" section below).
       Wholesale power marketing and trading activities are conducted on CPL's behalf by AEPSC. CPL, along with the other AEP electric operating subsidiaries, shares in AEP's forward trades with other utility systems and power marketers.

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

Traditional Electricity Supply and Delivery Activities - We recognize revenues on an accrual basis for electricity supply sales and electricity transmission and distribution delivery services. The revenues are recognized in our income statement when the energy is delivered to the customer and include unbilled as well as billed amounts. In general, expenses are recorded when incurred.

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

        Continuing with the above example, assume that later in January or sometime in February through July we enter into an offsetting forward contract to buy electricity in July. If we do nothing else with these contracts until settlement in July and if the volumes, delivery point, schedule and other key terms match then the difference between the sale price and the purchase price represents a fixed value to be realized when the contracts settle in July. If the purchase contract is perfectly matched with the sales contract, we have effectively fixed the profit or loss; specifically it is the difference between the contracted settlement price of the two contracts. Mark-to-market accounting for these contracts from this point forward will have no further impact on results of operations but will have an offsetting and equal effect on trading contract assets and liabilities. Of course we could also do similar transactions but enter into a purchase contract prior to entering into a sales contract. If the sale and purchase contracts do not match exactly as to volumes, delivery point, schedule and other key terms, then there could be continuing mark-to-market effects on revenues from recording additional changes in fair values using mark-to-market accounting.
        The fair value of open short-term trading contracts are based on exchange prices and broker quotes. We mark-to-market open long-term trading contracts based mainly on AEP-developed valuation models. These models estimate future energy prices based on existing market and broker quotes and supply and demand market data and assumptions. The fair values determined are reduced by reserves to adjust for credit risk and liquidity risk. Credit risk is the risk that the counterparty to the contract will fail to perform or fail to pay amounts due AEP. Liquidity risk represents the risk that imperfections in the market will cause the price to be less than or more than what the price should be based purely on supply and demand. There are inherent risks related to the underlying assumptions in models used to determine the fair value of open long-term trading contracts. AEP has independent controls to evaluate the reasonableness of our valuation models. However, energy markets, especially electricity markets, are imperfect and volatile and unforeseen events can and will cause reasonable price curves to differ from actual prices throughout a contract's term and when contracts settle. Therefore, there could be significant adverse or favorable effects on future results of operations and cash flows if market prices at settlement do not correlate with the AEP-developed price models.
       Volatility in commodities markets affects the fair values of all of our open trading contracts exposing CPL to market risk. See the "Quantitative and Qualitative Disclosure About Market Risk" section of Part I, Item 2 for a discussion of the policies and procedures used to manage exposure to risk from trading activities.

Results of Operations
         Second quarter net income decreased $19 million or 36%, while the year-to-date net income decreased $30 million or 34% primarily due to a slow economic recovery, a significant decline in wholesale prices and the replacement of sales to ultimate retail customers with sales to the REP's in the ERCOT area beginning on January 1, 2002. Operating revenues decreased $171 million for the quarter and $371 million year-to-date as shown below:

                                                              Increase (Decrease)
                                             Second Quarter                              Year-to-Date
                                      (in millions)           %                    (in millions)        %
                                                              -                                         -
       Electricity Marketing
        and Trading*                         $(390)         (83)                     $(751)           (80)
       Energy Delivery*                          8            5                         10              4
       Sales to AEP Affiliates                 211          N.M.                       370            N.M.
                                             -----                                   -----
            Total                            $(171)         (26)                     $(371)           (30)
                                             =====                                   =====

       *Reflects  the  allocation  of  certain   transmission  and  distribution
revenues included in bundled retail rates to energy delivery.

       N.M. = Not Meaningful

        Electricity marketing and trading revenues decreased as a result of the elimination of retail sales in the ERCOT area as of January 1, 2002 and a decrease in energy trading. In 2002 the wholesale energy sector has been under pressure from lower commodity prices in contrast to last year when we had strong performance from the wholesale business due to favorable market conditions. Revenues from sales to AEP affiliates rose substantially due to the supplying of electricity to the newly formed affiliated REP's.Although CPL sold electricity to the affiliated REP instead of directly to retail customers in the ERCOT area, total revenues received were lower because of the lower wholesale prices.
        Operating expenses declined 27% for the quarter and 31% year-to-date. The changes in the components of operating expenses were:

                                                                Increase (Decrease)
                                                 Second Quarter                        Year-to-Date
                                          (in millions)            %              (in millions)        %
                                                                   -                                   -
       Fuel                                      $ (57)          (39)              $(155)             (52)
       Electricity Marketing
        and Trading Purchases                      (84)          (40)               (157)             (38)
       Purchases from AEP Affiliates                (1)          (11)                 (6)             (24)
       Other Operation                              (4)           (6)                (13)              (9)
       Maintenance                                  (3)          (18)                (10)             (27)
       Depreciation and Amortization                 7            14                   7                7
       Taxes Other Than Income Taxes                 6            35                  15               40
       Income Taxes                                (17)          (50)                (25)             (48)
                                                 -----                             -----
            Total                                $(153)          (27)              $(344)             (31)
                                                 =====                             =====

         Fuel expense decreased due to a decrease in the average unit cost of fuel resulting from lower spot market natural gas prices.
         Electricity marketing and trading purchases decreased due to a decline in demand for electricity and lower wholesale prices due to the slow economic recovery.
         The decrease in maintenance and other operation expenses resulted from the effects of a STP nuclear plant refueling outage in 2001.

         Taxes other than income taxes increased due to the effect of a favorable accrual adjustment in 2001 for ad valorem taxes.
         The decrease in income tax expense attributable to operations in 2002 was primarily due to a decrease in pre-tax operating income.

                CENTRAL POWER AND LIGHT COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                          Three Months Ended June 30,        Six Months Ended June 30,
                                                        2002                  2001              2002                2001
                                                        ----                  ----              ----                ----
                                                                              (in thousands)
OPERATING REVENUES:
    Electricity Marketing and Trading                $ 77,617            $  468,428          $ 189,052         $  940,722
    Energy Delivery                                   176,828               168,433            288,955            278,763
    Sales to AEP Affiliates                           223,092                11,638            402,753             32,426
                                                     --------            ----------          ---------         ----------

           TOTAL OPERATING REVENUES                   477,537               648,499            880,760          1,251,911
                                                     --------            ----------          ---------         ----------

OPERATING EXPENSES:
   Fuel                                                89,956               147,179            144,284            299,032
   Purchased Power:
      Electricity Marketing and Trading               123,118               206,733            251,443            408,529
      Affiliates                                       12,564                14,039             20,491             26,809
   Other Operation                                     71,975                76,189            137,961            151,260
   Maintenance                                         14,782                17,995             25,741             35,282
   Depreciation and Amortization                       60,923                53,587            102,770             95,978
   Taxes Other Than Income Taxes                       23,474                17,330             51,396             36,818
   Income Taxes                                        16,426                33,096             26,910             51,700
                                                     --------            ----------          ---------         ----------

           TOTAL OPERATING EXPENSES                   413,218               566,148            760,996          1,105,408
                                                     --------            ----------          ---------         ----------

OPERATING INCOME                                       64,319                82,351            119,764            146,503

NONOPERATING INCOME (LOSS)                              4,472                  (697)            14,003              2,502

NONOPERATING EXPENSES                                   3,478                   810             12,865              1,647

NONOPERATING INCOME TAX EXPENSE (CREDIT)                 (648)                   34               (515)               757

INTEREST CHARGES                                       32,426                28,292             63,437             59,052
                                                     --------            ----------          ---------         ----------

NET INCOME                                             33,535                52,518             57,980             87,549

PREFERRED STOCK DIVIDEND REQUIREMENTS                      61                    61                121                121
                                                     --------            ----------          ---------         ----------

EARNINGS APPLICABLE TO COMMON STOCK                  $ 33,474            $   52.457          $  57,859         $   87,428
                                                     ========            ==========          =========         ==========

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                         Three Months Ended June 30,             Six Months Ended June 30,
                                     2002                     2001                  2002              2001
                                     ----                     ----                  ----              ----
                                                             (in thousands)
NET INCOME                         $33,535                  $52,518               $57,980          $87,549

OTHER COMPREHENSIVE INCOME
    Cash Flow Power Hedge              263                     -                      263             -
                                   -------                  -------               -------          -------

COMPREHENSIVE INCOME               $33,798                  $52,518               $58,243          $87,549
                                   =======                  =======               =======          =======

The common stock of CP&L is wholly owned by AEP. See Notes to Financial Statements beginning on page L-1.

                CENTRAL POWER AND LIGHT COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                           Three Months Ended June 30,                 Six Months Ended June 30,
                                       2002                     2001                  2002              2001
                                       ----                     ----                  ----              ----
                                                               (in thousands)
BALANCE AT BEGINNING OF PERIOD       $812,080                 $790,176              $826,197         $792,219
NET INCOME                             33,535                   52,518                57,980           87,549
DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock                       38,502                   37,014                77,004           74,028
    Preferred Stock                        61                       61                   121              121
                                     --------                 --------              --------         --------

BALANCE AT END OF PERIOD             $807,052                 $805,619              $807,052         $805,619
                                     ========                 ========              ========         ========

See Notes to Financial Statements beginning on page L-1.

                CENTRAL POWER AND LIGHT COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                       June 30, 2002            December 31, 2001
                                                       -------------            -----------------
                                                                       (in thousands)
ASSETS
------
ELECTRIC UTILITY PLANT:
   Production                                               $3,175,010                  $3,169,421
   Transmission                                                698,909                     663,655
   Distribution                                              1,301,563                   1,279,037
   General                                                     243,438                     241,137
   Construction Work in Progress                               158,562                     169,075
   Nuclear Fuel                                                251,157                     247,382
                                                            ----------                  ----------
        Total Electric Utility Plant                         5,828,639                   5,769,707
   Accumulated Depreciation and Amortization                 2,518,016                   2,446,027
                                                            ----------                  ----------
      NET ELECTRIC UTILITY PLANT                             3,310,623                   3,323,680
                                                            ----------                  ----------

OTHER PROPERTY AND INVESTMENTS                                  50,005                      47,950
                                                            ----------                  ----------

SECURITIZED TRANSITION ASSET                                   750,939                        -
                                                            ----------                  ----------

LONG-TERM ENERGY TRADING CONTRACTS                              31,136                      72,502
                                                            ----------                  ----------

CURRENT ASSETS:
   Cash and Cash Equivalents                                    28,385                      10,909
   Accounts Receivable:
      General                                                   87,683                      38,459
      Affiliated Companies                                     228,135                       6,249
      Allowance for Uncollectible Accounts                        (505)                       (186)
   Fuel Inventory - at LIFO cost                                42,997                      38,690
   Materials and Supplies - at average cost                     52,239                      55,475
   Energy Trading Contracts                                     64,633                     212,979
   Prepayments and Other Current Assets                          5,432                       2,742
                                                            ----------                  ----------
      TOTAL CURRENT ASSETS                                     508,999                     365,317
                                                            ----------                  ----------

REGULATORY ASSETS                                              227,100                     226,806
                                                            ----------                  ----------

REGULATORY ASSETS DESIGNATED FOR SECURITIZATION                171,066                     959,294
                                                            ----------                  ----------

NUCLEAR DECOMMISSIONING TRUST FUND                              97,429                      98,600
                                                            ----------                  ----------

DEFERRED CHARGES                                                89,202                      21,837
                                                            ----------                  ----------

     TOTAL ASSETS                                           $5,236,499                  $5,115,986
                                                            ==========                  ==========

See Notes to Financial Statements beginning on page L-1.

                CENTRAL POWER AND LIGHT COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                      June 30, 2002           December 31, 2001
                                                                      -------------           -----------------
                                                                                        (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - $25 Par Value:
      Authorized - 12,000,000 Shares
      Outstanding - 2,211,678 Shares at June 30, 2002
                          6,755,535 Shares at December 31, 2001               $   55,292                  $  168,888
   Paid-in Capital                                                               132,592                     405,000
   Accumulated Other Comprehensive Income                                            263                        -
   Retained Earnings                                                             807,052                     826,197
                                                                              ----------                  ----------
        Total Common Shareowner's Equity                                         995,199                   1,400,085
   Preferred Stock                                                                 5,967                       5,967
   CPL - Obligated, Mandatorily Redeemable Preferred
     Securities of Subsidiary Trust Holding Solely
     Junior Subordinated Debentures of CPL                                       136,250                     136,250
   Long-term Debt                                                              1,704,374                     988,768
                                                                              ----------                  ----------

           TOTAL CAPITALIZATION                                                2,841,790                   2,531,070
                                                                              ----------                  ----------

CURRENT LIABILITIES:
   Short-term Debt Affiliate                                                     200,000                        -
   Long-term Debt Due Within One Year                                            196,017                     265,000
   Advances from Affiliates                                                      102,285                     354,277
   Accounts Payable - General                                                     66,204                      65,307
   Accounts Payable - Affiliated Companies                                       155,097                      49,301
   Customer Deposits                                                                 555                      26,744
   Over Recovered Fuel                                                            61,867                      57,762
   Taxes Accrued                                                                 109,163                      83,512
   Interest Accrued                                                               25,606                      18,524
   Energy Trading Contracts                                                       67,321                     219,486
   Other                                                                          23,009                      22,768
                                                                              ----------                  ----------

           TOTAL CURRENT LIABILITIES                                           1,007,124                   1,162,681
                                                                              ----------                  ----------

DEFERRED INCOME TAXES                                                          1,147,562                   1,163,795
                                                                              ----------                  ----------

DEFERRED INVESTMENT TAX CREDITS                                                  120,289                     122,892
                                                                              ----------                  ----------

LONG-TERM ENERGY TRADING CONTRACTS                                                28,118                      62,138
                                                                              ----------                  ----------

REGULATORY LIABILITIES AND DEFERRED CREDITS                                       91,616                      73,410
                                                                              ----------                  ----------

CONTINGENCIES (Note 8)

           TOTAL CAPITALIZATION AND LIABILITIES                               $5,236,499                  $5,115,986
                                                                              ==========                  ==========

See Notes to Financial Statements beginning on page L-1.

                CENTRAL POWER AND LIGHT COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 Six Months Ended June 30,
                                                                             2002                  2001
                                                                             ----                  ----
                                                                                       (in thousands)
OPERATING ACTIVITIES:
   Net Income                                                          $  57,980                 $  87,549
   Adjustments for Noncash Items:
      Depreciation and Amortization                                      102,770                    95,978
      Deferred Income Taxes                                              (18,103)                  (17,699)
      Deferred Investment Tax Credits                                     (2,603)                   (2,604)
      Deferred Property Taxes                                            (19,120)                  (21,563)
      Mark-to-Market Energy Trading Contracts                              3,932                    (8,338)
   Changes in Certain Current Assets and Liabilities:
      Accounts Receivable (net)                                         (270,791)                   47,588
      Fuel, Materials and Supplies                                        (1,071)                  (17,688)
      Fuel Recovery                                                        4,105                    33,954
      Accounts Payable                                                   106,693                   (27,530)
      Taxes Accrued                                                       25,651                    73,457
   Change in Other Assets                                                (38,746)                  (13,442)
   Change in Other Liabilities                                              (566)                    4,152
                                                                       ---------                 ---------
           Net Cash Flows From (Used For) Operating Activities           (49,869)                  233,814
                                                                       ---------                 ---------

INVESTING ACTIVITIES:
      Construction Expenditures                                          (64,147)                 (109,638)
      Other                                                                 -                         (354)
                                                                       ---------                 ---------
           Net Cash Flows Used For Investing Activities                  (64,147)                 (109,992)
                                                                       ---------                 ----------

FINANCING ACTIVITIES:
      Issuance of Long-term Debt                                         796,613                      -
      Retirement of Long-term Debt                                      (150,000)                  (11,971)
      Change in Short-term Debt Affiliated (net)                         200,000                      -
      Retirement of Common Stock                                        (386,004)                     -
      Change in Advances from Affiliates (net)                          (251,992)                  (46,200)
      Dividends Paid on Common Stock                                     (77,004)                  (74,028)
      Dividends Paid on Cumulative Preferred Stock                          (121)                     (121)
                                                                       ---------                 ---------
           Net Cash Flows From (Used For) Financing Activities           131,492                  (132,320)
                                                                       ---------                 ---------

Net Decrease in Cash and Cash Equivalents                                 17,476                    (8,498)
Cash and Cash Equivalents at Beginning of Period                          10,909                    14,253
                                                                       ---------                 ---------
Cash and Cash Equivalents at End of Period                             $  28,385                 $   5,755
                                                                       =========                 =========

Supplemental Disclosure:
Cash  paid  for  interest  net  of  capitalized   amounts  was  $40,588,000  and
$46,083,000  and for income taxes was  $44,322,000  and  $11,307,000 in 2002 and
2001, respectively.

See Notes to Financial Statements beginning on page L-1.

                COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

                   SECOND QUARTER 2002 vs. SECOND QUARTER 2001
                                       AND
                     YEAR-TO-DATE 2002 vs. YEAR-TO-DATE 2001

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

Results of Operations
        Net income increased $30.7 million or 146% in the second quarter of 2002 and $26.9 million or 46% in the year-to-date period due to an extraordinary loss recorded in the prior period second quarter to recognize a stranded asset resulting from deregulation.
        A decline in revenues is mainly due to a decrease in wholesale sales revenues due to lower wholesale energy prices. In 2002 the wholesale energy sector has been under pressure from lower commodity prices in contrast to last year when we had strong performance from the wholesale business due to favorable market conditions. The following analyzes the changes in operating revenues:

                                                                   Increase (Decrease)
                                            Second Quarter                              Year-to-Date
                                      (in millions)            %                (in millions)                %
                                                               -                                             -
       Electricity Marketing
        And Trading*                       $(197.1)          (20)                    $(365.8)              (18)
       Energy Delivery*                        2.8             2                         6.3                 3
       Sales to AEP Affiliates                (1.7)           (9)                      (12.7)              (34)
                                           -------                                   -------
            Total                          $(196.0)          (18)                    $(372.2)              (17)
                                           =======                                   =======

       *Reflects  the  allocation  of  certain   transmission  and  distribution
revenues included in bundled retail rates to energy delivery.

        The decrease in electric marketing and trading revenues was largely driven by the decline in sales by the AEP Power Pool due to lower wholesale energy prices that decreased margins.
        Operating expenses declined 18% in the second quarter of 2002 and 17% in the year-to-date period of 2002. The changes in the components of operating expenses were:

                                                               Increase (Decrease)
                                       Second Quarter                                 Year-to-Date
                                  (in millions)           %                 (in millions)                %
                                                          -                                              -
       Fuel                            $   0.7             2                     $  (0.7)               (1)
       Electricity Marketing
        and Trading Purchases           (204.7)          (26)                     (366.4)              (23)
       Purchases from AEP
        Affiliates                        10.1            15                         9.4                 7
       Other Operation                     7.8            14                         7.4                 7
       Maintenance                        (4.7)          (24)                       (9.3)              (24)
       Depreciation and
        Amortization                       1.0             3                         2.3                 4
       Taxes other Than Income
        Taxes                             (2.7)           (9)                       (3.2)               (5)
       Income Taxes                        1.4             7                        (0.5)               (1)
                                       -------                                   -------
            Total                      $(191.1)          (18)                    $(361.0)              (17)
                                       =======                                   =======

        Electricity marketing and trading purchases also declined due to lower wholesale energy costs driven by market conditions.
        Other operation expense increased in both periods primarily due to post retirement benefits expense and property insurance.
        Maintenance expenses decreased in the second quarter and year-to-date of 2002 due to boiler overhaul work that was performed during 2001. Expenses for maintaining distribution overhead lines and underground lines were also lower in both periods of 2002.

        The increase in income taxes for the second quarter is predominately due to an increase in pre-tax income. The decrease in income taxes for the year-to-date period is predominately due to a decrease in pre-tax income and changes in certain book/tax timing differences accounted for on a flow-through basis offset in part by a decrease in deferred state taxes.
        The decrease in nonoperating income which was offset by a larger decrease in non-operating expenses was due to a reduction in net gains from AEP Power Pool trading transactions outside of the AEP System's traditional marketing area. The AEP Power Pool enters into power trading transactions for the purchase and sale of electricity and for options, futures and swaps. The Company's share of the AEP Power Pool's gains and losses from forward electricity trading transactions outside of the AEP System traditional marketing area and for speculative financial transactions (options, futures, swaps) is included in nonoperating income and expense. The decrease reflects a reduction in electricity prices and margins due to a decrease in demand.
                   The decrease in interest was primarily due to a decrease in the outstanding balance of long-term debt since the first quarter of 2001, the refinancing of debt at favorable interest rates and a reduction in short-term interest rates.

                COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                             Three Months Ended June 30,             Six Months Ended June 30,
                                              2002                  2001              2002                2001
                                              ----                  ----              ----                ----
                                                                    (in thousands)
OPERATING REVENUES:
    Electricity Marketing and Trading      $772,779            $  969,836         $1,611,868         $1,977,667
    Energy Delivery                         123,062               120,314            225,610            219,310
    Sales to AEP Affiliates                  17,275                18,945             24,953             37,691
                                           --------            ----------         ----------         ----------
           TOTAL OPERATING REVENUES         913,116             1,109,095          1,862,431          2,234,668
                                           --------            ----------         ----------         ----------

OPERATING EXPENSES:
   Fuel                                      43,064                42,368             88,714             89,398
   Purchased Power:
      Electricity Marketing and Trading     572,644               777,356          1,210,565          1,576,995
      AEP Affiliates                         78,622                68,504            150,204            140,776
   Other Operation                           62,273                54,510            116,431            109,058
   Maintenance                               15,050                19,729             29,190             38,509
   Depreciation and Amortization             32,402                31,379             65,138             62,861
   Taxes Other Than Income Taxes             29,330                32,079             59,606             62,766
   Income Taxes                              21,691                20,276             38,995             39,479
                                           --------            ----------         ----------         ----------
           TOTAL OPERATING EXPENSES         855,076             1,046,201          1,758,843          2,119,842
                                           --------            ----------         ----------         ----------

OPERATING INCOME                             58,040                62,894            103,588            114,826

NONOPERATING INCOME                         275,637               352,505            533,215            605,351

NONOPERATING EXPENSES                       265,114               348,255            519,242            596,047

NONOPERATING INCOME TAX EXPENSE               3,450                 1,238              4,797              2,820

INTEREST CHARGES                             13,392                18,488             27,185             36,221
                                           --------            ----------         ----------         ----------

INCOME BEFORE EXTRAORDINARY ITEM             51,721                47,418             85,579             85,089

EXTRAORDINARY LOSS - EFFECTS OF
 DEREGULATION (INCLUSIVE OF TAX BENEFIT
 OF $8,353,000)                                -                  (26,407)              -               (26,407)
                                           --------            ----------         ----------         ----------

NET INCOME                                   51,721                21,011             85,579             58,682

PREFERRED STOCK DIVIDEND REQUIREMENTS           203                   301                384                603
                                           --------            ----------         ----------         ----------

EARNINGS APPLICABLE TO COMMON STOCK        $ 51,518            $   20,710         $   85,195         $   58,079
                                           ========            ==========         ==========         ==========

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                         Three Months Ended June 30,               Six Months Ended June 30,
                                          2002                  2001                 2002              2001
                                          ----                  ----                 ----              ----
                                                                    (in thousands)
NET INCOME                              $51,721               $21,011              $85,579          $58,682

OTHER COMPREHENSIVE INCOME (LOSS)
  Cash Flow Power Hedge                   1,449                  -                   1,449             -
                                        -------               -------              -------          -------
COMPREHENSIVE INCOME                    $53,170               $21,011              $87,028          $58,682
                                        =======               =======              =======          =======

The common stock of the Company is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.

                COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                    Three Months Ended June 30,              Six Months Ended June 30,
                                     2002                2001                2002               2001
                                     ----                ----                ----               ----
                                                                        (in thousands)
BALANCE AT BEGINNING OF PERIOD    $187,766             $115,486            $176,103          $ 99,069
NET INCOME                          51,721               21,011              85,579            58,682
DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock                    21,768               20,738              43,534            41,476
    Preferred Stock                    175                  263                 350               525
  Capital Stock Expense                254                  253                 508               507
                                  --------             --------            --------          --------

BALANCE AT END OF PERIOD          $217,290             $115,243            $217,290          $115,243
                                  ========             ========            ========          ========

See Notes to Financial Statements beginning on page L-1.

                COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                           June 30, 2002           December 31, 2001
                                                           -------------           -----------------
                                                                          (in thousands)
ASSETS
------
ELECTRIC UTILITY PLANT:
   Production                                                   $1,579,404                 $1,574,506
   Transmission                                                    409,373                    401,405
   Distribution                                                  1,183,240                  1,159,105
   General                                                         149,750                    146,732
   Construction Work in Progress                                    80,695                     72,572
                                                                ----------                 ----------
       Total Electric Utility Plant                              3,402,462                  3,354,320
   Accumulated Depreciation and Amortization                     1,424,191                  1,377,032
                                                                ----------                 ----------
        NET ELECTRIC UTILITY PLANT                               1,978,271                  1,977,288
                                                                ----------                 ----------

OTHER PROPERTY AND INVESTMENTS                                      39,319                     40,369
                                                                ----------                 ----------

LONG-TERM ENERGY TRADING CONTRACTS                                 320,819                    193,915
                                                                ----------                 ----------

CURRENT ASSETS:
   Cash and Cash Equivalents                                         3,414                     12,358
   Advances to Affiliates                                           20,709                       -
   Accounts Receivable:
      Customers                                                     53,347                     41,770
      Affiliated Companies                                         154,468                     63,470
      Miscellaneous                                                 17,006                     16,968
      Allowance for Uncollectible Accounts                            (751)                      (745)
   Fuel - at average cost                                           21,864                     20,019
   Materials and Supplies - at average cost                         39,716                     38,984
   Accrued Utility Revenues                                         17,376                      7,087
   Energy Trading Contracts                                        518,838                    347,198
   Prepayments and Other Current Assets                             37,919                     28,733
                                                                ----------                 ----------
        TOTAL CURRENT ASSETS                                       883,906                    575,842
                                                                ----------                 ----------

REGULATORY ASSETS                                                  257,378                    262,267
                                                                ----------                 ----------

DEFERRED CHARGES                                                    34,658                     56,187
                                                                ----------                 ----------

        TOTAL ASSETS                                            $3,514,351                 $3,105,868
                                                                ==========                 ==========

See Notes to Financial Statements beginning on page L-1.

                COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                         June 30, 2002           December 31, 2001
                                                         -------------           -----------------
                                                                            (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - No Par Value:
      Authorized - 24,000,000 Shares
      Outstanding - 16,410,426 Shares                            $   41,026                  $   41,026
   Paid-in Capital                                                  574,877                     574,369
   Accumulated Other Comprehensive Income                             1,449                        -
   Retained Earnings                                                217,290                     176,103
                                                                 ----------                  ----------
        Total Common Shareowner's Equity                            834,642                     791,498
   Cumulative Preferred Stock - Subject to
    Mandatory Redemption                                               -                         10,000
   Long-term Debt                                                   445,691                     571,348
                                                                 ----------                  ----------

           TOTAL CAPITALIZATION                                   1,280,333                   1,372,846
                                                                 ----------                  ----------

OTHER NONCURRENT LIABILITIES                                         37,350                      36,715
                                                                 ----------                  ----------

CURRENT LIABILITIES:
   Preferred Stock Due Within One Year                               10,000                        -
   Long-term Debt Due Within One Year                               346,343                     220,500
   Short-term Debt Affiliated                                       250,000                        -
   Advances from Affiliates                                            -                        181,384
   Accounts Payable - General                                        64,131                      62,393
   Accounts Payable - Affiliated Companies                          130,130                      83,697
   Taxes Accrued                                                     83,181                     116,364
   Interest Accrued                                                  10,996                      10,907
   Energy Trading Contracts                                         495,172                     334,958
   Other                                                             32,889                      34,600
                                                                 ----------                  ----------

           TOTAL CURRENT LIABILITIES                              1,422,842                   1,044,803
                                                                 ----------                  ----------

DEFERRED INCOME TAXES                                               439,988                     443,722
                                                                 ----------                  ----------

DEFERRED INVESTMENT TAX CREDITS                                      35,619                      37,176
                                                                 ----------                  ----------

LONG-TERM ENERGY TRADING CONTRACTS                                  282,341                     157,706
                                                                 ----------                  ----------

DEFERRED CREDITS                                                     15,878                      12,900
                                                                 ----------                  ----------

CONTINGENCIES (Note 8)

           TOTAL CAPITALIZATION AND LIABILITIES                  $3,514,351                  $3,105,868
                                                                 ==========                  ==========

See Notes to Financial Statements beginning on page L-1.

                COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Six Months Ended June 30,
                                                                      (in thousands)
                                                                  2002                    2001
                                                                  ----                    ----
OPERATING ACTIVITIES:
   Net Income                                                 $  85,579               $  58,682
   Adjustments for Noncash Items:
      Depreciation and Amortization                              65,192                  63,686
      Deferred Federal Income Taxes                              (5,432)                 18,384
      Deferred Investment Tax Credits                            (1,557)                 (1,671)
      Deferred Property Tax                                      23,971                  35,416
      Mark-to-Market Energy Trading Contracts                   (11,260)                (52,316)
   Changes in Certain Current Assets and Liabilities:
      Accounts Receivable (net)                                (102,607)                (37,869)
      Fuel, Materials and Supplies                               (2,577)                 (6,758)
      Accrued Utility Revenues                                  (10,289)                  9,638
      Prepayments and Other Current Assets                       (9,186)                 19,077
      Accounts Payable                                           48,171                  28,155
      Taxes Accrued                                             (33,183)                (45,627)
   Other Assets                                                  (7,865)                 10,516
   Other Liabilities                                              3,529                 (19,204)
                                                              ---------                --------
           Net Cash Flows From Operating Activities              42,486                  80,109
                                                              ---------                --------

INVESTING ACTIVITIES:
      Construction Expenditures                                 (55,842)                (67,532)
      Proceeds from Sale of Property                                389                   1,284
                                                              ---------                --------
           Net Cash Flows Used For Investing Activities         (55,453)                (66,248)
                                                              ---------                --------

FINANCING ACTIVITIES:
      Change in Advances from Affiliates (net)                 (202,093)                 26,570
      Change in Short-term Debt Affiliated (net)                250,000                    -
      Dividends Paid on Common Stock                            (43,534)                (41,476)
      Dividends Paid on Cumulative Preferred Stock                 (350)                   (525)
                                                              ---------                --------
           Net Cash Flows From (Used For) Financing Activities    4,023                 (15,431)
                                                              ---------                --------

Net Increase (Decrease) in Cash and Cash Equivalents             (8,944)                 (1,570)
Cash and Cash Equivalents at Beginning of Period                 12,358                  11,600
                                                              ---------                --------
Cash and Cash Equivalents at End of Period                    $   3,414                $ 10,030
                                                              =========                ========

Supplemental Disclosure:
Cash paid for interest net of capitalized amounts was $26,262,000 and $32,812,000 and for income taxes was $32,254,000 and $17,579,000 in 2002 and
2001, respectively. Noncash acquisitions under capital leases were $734,000 in 2001.

See Notes to Financial Statements beginning on page L-1.

                 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                   SECOND QUARTER 2002 vs. SECOND QUARTER 2001
                                       AND
                     YEAR-TO-DATE 2002 vs. YEAR-TO-DATE 2001

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

Results of Operations
          Net income decreased $19.9 million or 73% in the second quarter and $41.2 million or 69% in the year-to-date period due primarily to a reduction in generation as a result of a refueling outage at both units of I&M's Cook Plant, reduced generation at Rockport Plant due to maintenance outages and lower margins on electricity sales.

        Operating revenues decreased 22% in the second quarter and 21% for the year-to-date period due to decreased wholesale marketing and trading prices and the decline in generation due to power plant outages. The following analyzes the changes in operating revenues:

                                                                   Increase (Decrease)
                                             Second Quarter                              Year-to-Date
                                      (in millions)            %                (in millions)                %
                                                               -                                             -
       Electricity Marketing
        and Trading*                       $(255.5)          (23)                    $(481.1)              (21)
       Energy Delivery*                       (0.3)          N.M.                       (3.7)               (2)
       Sales to AEP Affiliates               (19.0)          (30)                      (42.8)              (32)
                                           -------                                   -------
            Total                          $(274.8)          (22)                    $(527.6)              (21)
                                           =======                                   =======

       *Reflects  the  allocation  of  certain   transmission  and  distribution
revenues included in bundled retail rates to energy delivery.
       N.M. = Not Meaningful

        The decrease in electricity marketing and trading revenues was due to a decline in sales by the AEP Power Pool due to lower wholesale energy prices. Revenues from sales to AEP affiliates declined significantly reflecting less power being available for sale as one unit of the Cook Nuclear Plant was shutdown for refueling in each of the first two quarters of 2002 and both units of Rockport Plant underwent scheduled planned boiler maintenance in the first quarter of 2002. AEP Power Pool members are compensated for the out-of-pocket costs of energy delivered to the AEP Power Pool and charged for energy received from the AEP Power Pool. With the outages in 2002, I&M's available generation declined resulting in less power being delivered to the AEP Power Pool.
        Operating expenses declined in 2002. The changes in the components of operating expenses were:

                                                                 Increase (Decrease)
                                                                 -------------------
                                            Second Quarter                              Year-to-Date
                                    (in millions)            %                (in millions)                %
                                                             -                                             -

       Fuel                              $  (7.3)          (12)                    $ (17.1)              (14)
       Electricity Marketing
        and Trading Purchases             (260.1)          (30)                     (476.3)              (27)
       Purchases from AEP
        Affiliates                           7.3            13                        (2.7)               (2)
       Other Operation                      11.0            10                        25.4                12
       Maintenance                           8.0            26                        10.9                18
       Depreciation and
        Amortization                         1.0             3                         2.2                 3
       Taxes other Than Income
        Taxes                                0.5             3                         0.5                 1
       Income Taxes                         (7.8)          (50)                      (20.6)              (60)
                                         -------                                   -------
            Total                        $(247.4)          (20)                    $(477.8)              (19)
                                         =======                                   =======

        Fuel expense decreased primarily due to the decline in generation reflecting the plant outages as both units of our nuclear plant were refueled in 2002.
        The decrease in electricity marketing and trading purchases resulted mainly from the decrease in energy prices.
        Purchases from AEP affiliates increased in the second quarter due to the timing of the Rockport Plant outages in first quarter of 2002 and in second quarter of 2001. I&M is required to purchase AEGCo's Rockport Plant generation under their unit power agreement.
        Other operation and maintenance expenses increased due to costs related to the nuclear plant refueling outages.

        The decrease in income tax expense attributable to operations is due primarily to a decline in pre-tax operating income.
        Nonoperating income and nonoperating expenses decreased due to lower prices for power sold and purchased outside of AEP's traditional marketing area reflecting reduced demand.
         The decrease in nonoperating income tax expense reflects a decline in pre-tax nonoperating income.

                 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                  Three Months Ended June 30,        Six Months Ended June 30,
                                                2002                  2001              2002                2001
                                                ----                  ----              ----                ----
                                                                      (in thousands)
OPERATING REVENUES:
    Electricity Marketing and Trading         $860,979            $1,116,459        $1,777,992         $2,259,076
    Energy Delivery                             78,657                78,970           153,194            156,907
    Sales to AEP Affiliates                     45,401                64,445            92,610            135,429
                                              --------            ----------        ----------         ----------

           TOTAL OPERATING REVENUES            985,037             1,259,874         2,023,796          2,551,412
                                              --------            ----------        ----------         ----------

OPERATING EXPENSES:
   Fuel                                         53,163                60,491           107,319            124,464
   Purchased Power:
      Electricity Marketing and Trading        620,545               880,649         1,312,351          1,788,688
      AEP Affiliates                            63,110                55,805           116,617            119,353
   Other Operation                             121,180               110,197           232,946            207,560
   Maintenance                                  39,580                31,506            70,623             59,681
   Depreciation and Amortization                41,870                40,840            83,736             81,563
   Taxes Other Than Income Taxes                17,855                17,336            36,096             35,574
   Income Taxes                                  7,869                15,710            13,880             34,491
                                              --------            ----------        ----------         ----------

           TOTAL OPERATING EXPENSES            965,172             1,212,534         1,973,568          2,451,374
                                              --------            ----------        ----------         ----------

OPERATING INCOME                                19,865                47,340            50,228            100,038

NONOPERATING INCOME                            315,454               415,752           610,639            718,026

NONOPERATING EXPENSES                          303,005               409,323           594,496            705,037

NONOPERATING INCOME TAX EXPENSE                  1,313                 2,018               888              4,133

INTEREST CHARGES                                23,507                24,377            46,931             49,157
                                              --------            ----------        ----------         ----------

NET INCOME                                       7,494                27,374            18,552             59,737

PREFERRED STOCK DIVIDEND REQUIREMENTS            1,153                 1,156             2,308              2,311
                                              --------            ----------        ----------         ----------

EARNINGS APPLICABLE TO COMMON STOCK           $  6,341            $   26,218        $   16,244         $   57,426
                                              ========            ==========        ==========         ==========

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                            Three Months Ended June 30,        Six Months Ended June 30,
                                          2002                  2001              2002                2001
                                          ----                  ----              ----                ----
                                                                (in thousands)
NET INCOME                               $ 7,494               $27,374           $18,552            $59,737

OTHER COMPREHENSIVE INCOME (LOSS)
    Cash Flow Interest Rate Hedge          1,228                  (903)            2,487             (2,822)
    Power Trading Hedge                    1,567                  -                1,567               -
                                         -------               -------           -------            -------

COMPREHENSIVE INCOME                     $10,289               $26,471           $22,606            $56,915
                                         =======               =======           =======            =======

The common stock of I&M is wholly owned by AEP. See Notes to Financial Statements beginning on page L-1.

                 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                             Three Months Ended June 30,               Six Months Ended June 30,
                                                2002                2001                  2002              2001
                                                ----                ----                  ----              ----
                                                                   (in thousands)
BALANCE AT BEGINNING OF PERIOD                $84,508             $34,651               $74,605          $ 3,443

NET INCOME                                      7,494              27,374                18,552           59,737

DEDUCTIONS:
Cash Dividends Declared -
   Cumulative Preferred Stock                   1,121               1,122                 2,243            2,244
Capital Stock Expense                              34                  34                    67               67
                                              -------             -------               -------          -------

BALANCE AT END OF PERIOD                      $90,847             $60,869               $90,847          $60,869
                                              =======             =======               =======          =======

See Notes to Financial Statements beginning on page L-1.

                 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                         June 30, 2002           December 31, 2001
                                                         -------------           -----------------
                                                                      (in thousands)
ASSETS
------
ELECTRIC UTILITY PLANT:
   Production                                                $2,765,097                 $2,758,160
   Transmission                                                 958,863                    957,336
   Distribution                                                 907,104                    900,921
   General (including nuclear fuel)                             238,213                    233,005
   Construction Work in Progress                                114,117                     74,299
                                                             ----------                 ----------
        Total Electric Utility Plant                          4,983,394                  4,923,721
   Accumulated Depreciation and Amortization                  2,505,922                  2,436,972
                                                             ----------                 ----------
             NET ELECTRIC UTILITY PLANT                       2,477,472                  2,486,749
                                                             ----------                 ----------

NUCLEAR DECOMMISSIONING AND SPENT NUCLEAR FUEL
  DISPOSAL TRUST FUNDS                                          851,070                    834,109
                                                             ----------                 ----------

LONG-TERM ENERGY TRADING CONTRACTS                              356,052                    215,544
                                                             ----------                 ----------

OTHER PROPERTY AND INVESTMENTS                                  121,961                    127,977
                                                             ----------                 ----------

CURRENT ASSETS:
   Cash and Cash Equivalents                                     13,708                     16,804
   Advances to Affiliates                                          -                        46,309
   Accounts Receivable:
      Customers                                                  76,763                     60,864
      Affiliated Companies                                      189,093                     31,908
      Miscellaneous                                              41,366                     25,398
      Allowance for Uncollectible Accounts                         (715)                      (741)
   Fuel - at average cost                                        29,340                     28,989
   Materials and Supplies - at average cost                      90,900                     91,440
   Energy Trading Contracts                                     587,571                    399,195
   Accrued Utility Revenues                                       2,920                      2,072
   Prepayments                                                   11,027                      6,497
                                                             ----------                 ----------
          TOTAL CURRENT ASSETS                                1,041,973                    708,735
                                                             ----------                 ----------

REGULATORY ASSETS                                               412,308                    408,927
                                                             ----------                 ----------

DEFERRED CHARGES                                                 36,183                     34,967
                                                             ----------                 ----------

          TOTAL ASSETS                                       $5,297,019                 $4,817,008
                                                             ==========                 ==========

See Notes to Financial Statements beginning on page L-1.

                 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                        June 30, 2002           December 31, 2001
                                                        -------------           -----------------
                                                                       (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - No Par Value:
      Authorized - 2,500,000 Shares
      Outstanding - 1,400,000 Shares                        $   56,584                  $   56,584
   Paid-in Capital                                             733,491                     733,216
   Accumulated Other Comprehensive Income (Loss)                   219                      (3,835)
   Retained Earnings                                            90,847                      74,605
                                                            ----------                  ----------
        Total Common Shareowner's Equity                       881,141                     860,570
   Cumulative Preferred Stock:
      Not Subject to Mandatory Redemption                        8,103                       8,736
      Subject to Mandatory Redemption                           64,945                      64,945
   Long-term Debt                                            1,364,500                   1,312,082
                                                            ----------                  ----------

           TOTAL CAPITALIZATION                              2,318,689                   2,246,333
                                                            ----------                  ----------

OTHER NONCURRENT LIABILITIES:
   Nuclear Decommissioning                                     610,986                     600,244
   Other                                                        85,716                      87,025
                                                            ----------                  ----------

           TOTAL OTHER NONCURRENT LIABILITIES                  696,702                     687,269
                                                            ----------                  ----------

CURRENT LIABILITIES:
   Long-term Debt Due Within One Year                          290,000                     340,000
   Advances from Affiliates                                     11,806                        -
   Accounts Payable:
      General                                                  118,187                      90,817
      Affiliated Companies                                     150,769                      43,956
   Taxes Accrued                                                68,048                      69,761
   Interest Accrued                                             23,398                      20,691
   Obligations Under Capital Leases                              9,025                      10,840
   Energy Trading Contracts                                    564,572                     383,714
   Other                                                        79,169                      72,435
                                                            ----------                  ----------

           TOTAL CURRENT LIABILITIES                         1,314,974                   1,032,214
                                                            ----------                  ----------

DEFERRED INCOME TAXES                                          384,370                     400,531
                                                            ----------                  ----------

DEFERRED INVESTMENT TAX CREDITS                                101,760                     105,449
                                                            ----------                  ----------

DEFERRED GAIN ON SALE AND LEASEBACK
 - ROCKPORT PLANT UNIT 2                                        75,739                      77,592
                                                            ----------                  ----------

LONG-TERM ENERGY TRADING CONTRACTS                             318,158                     175,581
                                                            ----------                  ----------

DEFERRED CREDITS                                                86,627                      92,039
                                                            ----------                  ----------

CONTINGENCIES (Note 8)

                TOTAL CAPITALIZATION AND LIABILITIES        $5,297,019                  $4,817,008
                                                            ==========                  ==========

See Notes to Financial Statements beginning on page L-1.

                 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Six Months Ended June 30,
                                                                2002                  2001
                                                                ----                  ----
                                                                      (in thousands)
OPERATING ACTIVITIES:
   Net Income                                                  $  18,552                $  59,737
   Adjustments for Noncash Items:
      Depreciation and Amortization                               83,779                   83,090
      Deferral of Incremental Nuclear
       Refueling Outage Expenses (net)                           (45,701)                    (771)
      Unrecovered Fuel and Purchased Power Costs                  18,751                   18,751
      Amortization of Nuclear Outage Costs                        20,000                   20,000
      Deferred Federal Income Taxes                               (7,723)                  (4,256)
      Deferred Investment Tax Credits                             (3,689)                  (3,736)
   Changes in Certain Current Assets and Liabilities:
      Accounts Receivable (net)                                 (189,078)                  10,372
      Fuel, Materials and Supplies                                   189                  (13,858)
      Accrued Utility Revenues                                      (848)                    -
      Accounts Payable                                           134,183                  (41,383)
      Taxes Accrued                                               (1,713)                  31,255
   Mark-to-Market Energy Trading Contracts                         2,377                  (84,756)
   Regulatory Liability - Trading Gains                              838                   34,080
   Regulatory Assets - Trading Losses                             (8,166)                   4,079
   Change in Other Assets                                        (24,349)                  18,409
   Change in Other Liabilities                                    11,802                   (1,448)
                                                               ---------                ---------
           Net Cash Flows From Operating Activities                9,204                  129,565
                                                               ---------                ---------

INVESTING ACTIVITIES:
      Construction Expenditures                                  (67,396)                 (41,321)
      Buyout of Nuclear Fuel Leases                                 -                     (92,616)
      Other                                                         -                         324
                                                               ---------                ---------
           Net Cash Flows Used For Investing Activities          (67,396)                (133,613)
                                                               ---------                ---------

FINANCING ACTIVITIES:
      Issuance of Long-term Debt                                  49,648                     -
      Retirement of Cumulative Preferred Stock                      (424)                    -
      Retirement of Long-term Debt                               (50,000)                 (44,922)
      Change in Advances from Affiliates (net)                    58,115                   48,448
      Dividends Paid on Cumulative Preferred Stock                (2,243)                  (2,244)
                                                               ---------                ---------
           Net Cash Flows From Financing Activities               55,096                    1,282
                                                               ---------                ---------

Net Decrease in Cash and Cash Equivalents                         (3,096)                  (2,766)
Cash and Cash Equivalents at Beginning of Period                  16,804                   14,835
                                                               ---------                ---------
Cash and Cash Equivalents at End of Period                     $  13,708                $  12,069
                                                               =========                =========

Supplemental Disclosure:
Cash paid for interest net of capitalized amounts was $42,695,000 and $46,243,000 and for income taxes was $18,711,000 and $11,073,000 in 2002 and
2001, respectively. Noncash acquisitions under capital leases were $1,020,000 in 2001.

See Notes to Financial Statements beginning on page L-1.

                             KENTUCKY POWER COMPANY
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

                   SECOND QUARTER 2002 vs. SECOND QUARTER 2001
                                       AND
                     YEAR-TO-DATE 2002 vs. YEAR-TO-DATE 2001

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

Traditional Electricity Supply and Delivery Activities - We recognize revenues on an accrual basis for electricity supply sales and electricity transmission and distribution delivery services. The revenues are recognized in our income statement when the energy is delivered to the customer and include unbilled as well as billed amounts. In general, expenses are recorded when incurred.

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

        Trading of electricity options, futures and swaps, represents financial transactions with unrealized gains and losses from changes in fair values reported net in nonoperating income until the contracts settle. When these financial contracts settle, we record our share of the net proceeds in nonoperating income and reverse to nonoperating income the cumulative prior unrealized net gain or loss.
        The fair value of open short-term trading contracts are based on exchange prices and broker quotes. We mark-to-market open long-term trading contracts based mainly on AEP-developed valuation models. These models estimate future energy prices based on existing market and broker quotes and supply and demand market data and assumptions. The fair values determined are reduced by reserves to adjust for credit risk and liquidity risk. Credit risk is the risk that the counterparty to the contract will fail to perform or fail to pay amounts due. Liquidity risk represents the risk that imperfections in the market will cause the price to be less than or more than what the price should be based purely on supply and demand. There are inherent risks related to the underlying assumptions in models used to fair value open long-term trading contracts. AEP has independent controls to evaluate the reasonableness of our valuation models. However, energy markets, especially electricity markets, are imperfect and volatile and unforeseen events can and will cause reasonable price curves to differ from actual prices throughout a contract's term and when contracts settle. Therefore, there could be significant adverse or favorable effects on future results of operations and cash flows if market prices at settlement do not correlate with the AEP-developed price models.
        Volatility in commodities markets affects the fair values of all of our open trading contracts exposing KPCo to market risk. See the "Quantitative and Qualitative Disclosures About Market Risk" section of Part I, Item 2 for a discussion of the policies and procedures used to manage exposure to risk from trading activities.

Results of Operations
        Revenues decreased for both the quarter and year-to-date by 28% and 26%, respectively. These declines were offset by improvements in both operating and nonoperating margins resulting in increases in net income of 91% and 58% or $2.5 million for the quarter and $5.7 million year-to-date.
        The following analyzes the changes in operating revenues:

                                                             Increase (Decrease)
                                            Second Quarter                              Year-to-Date
                                     (in millions)           %              (in millions)                  %
                                                             -                                             -
       Electricity Marketing
        and Trading*                       $(120)          (30)                    $(222)                (27)
       Energy Delivery*                        1             2                        (1)                 (1)
       Sales to AEP Affiliates                (3)          (26)                       (7)                (31)
                                           -----                                   -----
            Total                          $(122)          (28)                    $(230)                (26)
                                           =====                                   =====

       *Reflects  the  allocation  of  certain   transmission  and  distribution
revenues included in bundled retail rates to energy delivery.

        The decrease in revenues is due primarily to a decrease in electricity trading prices in both the first and second quarter. In 2002 the wholesale energy sector has been under pressure from lower commodity prices in contrast to last year when we had strong performance from the wholesale business due to favorable market conditions.

        Significant changes in the components of operating expenses were:
                                                                 Increase (Decrease)
                                                  Second Quarter                        Year-to-Date
                                           (in millions)           %          (in millions)              %
                                                                   -                                     -
       Fuel                                      $  -             -                 $    4              11
       Electricity Marketing
        and Trading Purchases                     (125)          (36)                 (231)            (33)
       Purchases from AEP Affiliates                -             -                     (7)            (10)
       Other Operation                              (2)          (11)                   (4)            (13)
       Maintenance                                   3            56                     2              19
       Taxes Other Than Income Taxes                 1            25                     1              14
       Income Taxes                                 (1)          (25)                    1              12

        Year-to-date fuel expense increased as a result of fewer credits from profits on trading power and increases in the cost of coal. Under the Kentucky commission's fuel clause mechanism, a portion of the profits on wholesale transactions are shared with the customers. This sharing is recognized through credits to fuel expense. As margins on wholesale electricity marketing and trading transactions declined, the amount of credits shared through the fuel clause adjustment mechanism decreased.
        The decreases in purchased power expense were attributable to lower prices resulting from general market trends and reduced volume of electricity traded stemming from continued soft demand in the wholesale power market.
        Other operation expense decreased due to reduced consumption of emission allowances, increased AEP transmission equalization credits and reduced accruals for trading incentive compensation. Under the AEP East Region Transmission Agreement, KPCo and certain affiliates share the costs associated with the ownership of their transmission system based upon each company' peak demand and investment. A decrease in KPCo's peak demand relative to its affiliates' peak demand was the main reason for the increase in transmission equalization credits.
        Maintenance expense increased as a result of planned power plant outages.
        Taxes other than income taxes increased with increases in payroll taxes and real and personal property taxes. Income taxes year-to-date have increased primarily as a result of increases in pre-tax income.
        Decreases in nonoperating income and expenses were due to decreases in power trading revenues and purchases from non-regulated AEP Power Pool trading transactions outside of the AEP System's traditional marketing area. As with power trading activity within the traditional marketing areas, non-regulated trading transactions also experienced declining prices due to reduced demand.

                             KENTUCKY POWER COMPANY
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                      Three Months Ended June 30,        Six Months Ended June 30,
                                                    2002                  2001              2002                2001
                                                    ----                  ----              ----                ----
                                                                          (in thousands)
OPERATING REVENUES:
    Electricity Marketing and Trading            $276,723              $396,250          $586,880            $809,383
    Energy Delivery                                31,385                30,837            66,514              67,164
    Sales to AEP Affiliates                         8,893                12,044            14,915              21,741
                                                 --------              --------          --------            --------

           TOTAL OPERATING REVENUES               317,001               439,131           668,309             898,288
                                                 --------              --------          --------            --------

OPERATING EXPENSES:
   Fuel                                            17,570                17,418            39,337              35,374
   Purchased Power:
      Electricity Marketing and Trading           224,647               349,388           476,652             707,618
      AEP Affiliates                               32,366                32,525            61,307              68,160
   Other Operation                                 12,811                14,470            25,280              29,198
   Maintenance                                      8,078                 5,185            12,627              10,614
   Depreciation and Amortization                    8,269                 8,080            16,526              16,107
   Taxes Other Than Income Taxes                    2,368                 1,900             4,503               3,949
   Income Taxes                                     1,342                 1,801             7,043               6,300
                                                 --------              --------          --------            --------

           TOTAL OPERATING EXPENSES               307,451               430,767           643,275             877,320
                                                 --------              --------          --------            --------

OPERATING INCOME                                    9,550                 8,364            25,034              20,968

NONOPERATING INCOME                               108,733               158,973           210,717             272,489

NONOPERATING EXPENSES                             104,604               157,076           205,516             268,349

NONOPERATING INCOME TAX EXPENSE                     1,920                   654             1,730               1,422

INTEREST CHARGES                                    6,513                 6,865            13,013              13,869
                                                 --------              --------          --------            --------

NET INCOME                                       $  5,246              $  2,742          $ 15,492            $  9,817
                                                 ========              ========          ========            ========

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                         Three Months Ended June 30,              Six Months Ended June 30,
                                           2002                2001                2002                2001
                                           ----                ----                ----                ----
                                                                 (in thousands)
NET INCOME                                $5,246              $2,742             $15,492            $ 9,817

OTHER COMPREHENSIVE INCOME (LOSS)
    Cash Flow Power Hedge                    572                -                    572               -
    Cash Flow Interest Rate Hedge            357                 (68)                873             (1,422)
                                          ------              ------             -------            -------

COMPREHENSIVE INCOME                      $6,175              $2,674             $16,937            $ 8,395
                                          ======              ======             =======            =======

The common stock of KPCo is wholly owned by AEP. See Notes to Financial Statements beginning on page L-1.

                             KENTUCKY POWER COMPANY
                         STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                  Three Months Ended June 30,               Six Months Ended June 30,
                                     2002                2001                  2002              2001
                                     ----                ----                  ----              ----
                                                        (in thousands)
BALANCE AT BEGINNING OF PERIOD     $52,035             $57,027               $48,833          $57,513

NET INCOME                           5,246               2,742                15,492            9,817

DEDUCTIONS:
Cash Dividends Declared              7,044               7,561                14,088           15,122
                                   -------             -------               -------          -------

BALANCE AT END OF PERIOD           $50,237             $52,208               $50,237          $52,208
                                   =======             =======               =======          =======

See Notes to Financial Statements beginning on page L-1.

                             KENTUCKY POWER COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                  June 30, 2002           December 31, 2001
                                                  -------------           -----------------
                                                                     (in thousands)
ASSETS
------
ELECTRIC UTILITY PLANT:
   Production                                              $  273,037                 $  271,070
   Transmission                                               373,339                    374,116
   Distribution                                               405,503                    402,537
   General                                                     63,671                     65,059
   Construction Work in Progress                               59,796                     15,633
                                                           ----------                 ----------
        Total Electric Utility Plant                        1,175,346                  1,128,415
   Accumulated Depreciation and Amortization                  394,818                    384,104
                                                           ----------                 ----------
          NET ELECTRIC UTILITY PLANT                          780,528                    744,311
                                                           ----------                 ----------

OTHER PROPERTY AND INVESTMENTS                                  6,354                      6,492
                                                           ----------                 ----------

LONG-TERM ENERGY TRADING CONTRACTS                            126,702                     77,972
                                                           ----------                 ----------

CURRENT ASSETS:
   Cash and Cash Equivalents                                      918                      1,947
   Advances to Affiliates                                       2,165                       -
   Accounts Receivable:
      Customers                                                23,516                     20,036
      Affiliated Companies                                     40,179                     16,012
      Miscellaneous                                             2,707                      3,333
      Allowance for Uncollectible Accounts                       (241)                      (264)
   Fuel - at average cost                                      17,479                     12,060
   Materials and Supplies - at average cost                    16,828                     15,766
   Accrued Utility Revenues                                     7,813                      5,395
   Energy Trading Contracts                                   204,908                    139,605
   Prepayments                                                  3,212                      1,314
                                                           ----------                 ----------
          TOTAL CURRENT ASSETS                                319,484                    215,204
                                                           ----------                 ----------

REGULATORY ASSETS                                              97,615                     97,692
                                                           ----------                 ----------

DEFERRED CHARGES                                               10,217                     11,572
                                                           ----------                 ----------

          TOTAL ASSETS                                     $1,340,900                 $1,153,243
                                                           ==========                 ==========

See Notes to Financial Statements beginning on page L-1.

                             KENTUCKY POWER COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                     June 30, 2002           December 31, 2001
                                                     -------------           -----------------
                                                                       (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - $50 Par Value:
      Authorized - 2,000,000 Shares
      Outstanding - 1,009,000 Shares                          $   50,450               $   50,450
   Paid-in Capital                                               158,750                  158,750
   Accumulated Other Comprehensive Income (Loss)                    (458)                  (1,903)
   Retained Earnings                                              50,237                   48,833
                                                              ----------               ----------
        Total Common Shareowner's Equity                         258,979                  256,130
   Long-term Debt                                                300,796                  251,093
                                                              ----------               ----------

           TOTAL CAPITALIZATION                                  559,775                  507,223
                                                              ----------               ----------

OTHER NONCURRENT LIABILITIES                                      12,348                   11,929
                                                              ----------               ----------

CURRENT LIABILITIES:
   Long-term Debt Due Within One Year                            155,000                   95,000
   Advances from Affiliates                                         -                      66,200
   Accounts Payable:
      General                                                     32,325                   24,050
      Affiliated Companies                                        38,892                   22,557
   Customer Deposits                                               6,877                    4,461
   Taxes Accrued                                                  10,434                   10,305
   Interest Accrued                                                4,644                    5,269
   Energy Trading Contracts                                      203,518                  144,364
   Other                                                          14,981                   12,296
                                                              ----------               ----------

           TOTAL CURRENT LIABILITIES                             466,671                  384,502
                                                              ----------               ----------

DEFERRED INCOME TAXES                                            169,770                  168,304
                                                              ----------               ----------

DEFERRED INVESTMENT TAX CREDITS                                    9,814                   10,405
                                                              ----------               ----------

LONG-TERM ENERGY TRADING CONTRACTS                               111,507                   63,412
                                                              ----------               ----------

DEFERRED CREDITS                                                  11,015                    7,468
                                                              ----------               ----------

CONTINGENCIES (Note 8)

           TOTAL CAPITALIZATION AND LIABILITIES               $1,340,900               $1,153,243
                                                              ==========               ==========

See Notes to Financial Statements beginning on page L-1.

                             KENTUCKY POWER COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                 Six Months Ended June 30,
                                                                               2002                    2001
                                                                               ----                    ----
                                                                                    (in thousands)
OPERATING ACTIVITIES:
   Net Income                                                              $ 15,492                 $  9,817
   Adjustments for Noncash Items:
      Depreciation and Amortization                                          16,526                   16,107
      Deferred Income Taxes                                                     965                    7,921
      Deferred Investment Tax Credits                                          (591)                    (593)
      Deferred Fuel Costs (net)                                               2,430                   (1,241)
   Changes in Certain Current Assets and Liabilities:
      Accounts Receivable (net)                                             (27,044)                   4,012
      Fuel, Materials and Supplies                                           (6,481)                    (672)
      Accrued Utility Revenues                                               (2,418)                   6,500
      Accounts Payable                                                       24,610                    3,245
      Taxes Accrued                                                             129                   (6,606)
   Mark-to-Market Energy Contracts                                           (4,479)                 (21,923)
   Change in Other Assets                                                    (1,416)                   2,336
   Change in Other Liabilities                                                6,355                   (4,841)
                                                                           --------                 --------
           Net Cash Flows From Operating Activities                          24,078                   14,062
                                                                           --------                 --------

INVESTING ACTIVITIES:
      Construction Expenditures                                             (51,997)                 (14,912)
      Proceeds from Sales of Property                                          -                         216
                                                                           --------                 --------
           Net Cash Flow Used For Investing Activities                      (51,997)                 (14,696)
                                                                           --------                 --------

FINANCING ACTIVITIES:
      Issuance of Long-term Debt - Affiliated Company                       123,843                   75,000
      Retirement of Long-term Debt                                          (14,500)                 (60,000)
      Change in Advances from Affiliates (net)                              (68,365)                    (405)
      Dividends Paid                                                        (14,088)                 (15,122)
                                                                           --------                 --------
           Net Cash Flows From (Used For) Financing Activities               26,890                     (527)
                                                                           --------                 --------

Net Decrease in Cash and Cash Equivalents                                    (1,029)                  (1,161)
Cash and Cash Equivalents at Beginning of Period                              1,947                    2,270
                                                                           --------                 --------
Cash and Cash Equivalents at End of Period                                 $    918                 $  1,109
                                                                           ========                 ========

Supplemental Disclosure:
Cash paid for interest net of capitalized amounts was $13,485,000 and $13,692,000 and for income taxes was $7,024,000 and $6,010,000 in 2002 and 2001, respectively. Noncash acquisitions under capital leases were $22,021 and $760,000 in 2002 and 2001, respectively.

See Notes to Financial Statements beginning on page L-1.

                       OHIO POWER COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                   SECOND QUARTER 2002 vs. SECOND QUARTER 2001
                                       AND
                     YEAR-TO-DATE 2002 vs. YEAR-TO-DATE 2001

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

Results of Operations
        Net income increased $44.8 million in the second quarter of 2002 and $55.4 million in the year-to-date period due to the effect of an extraordinary loss recorded in the second quarter of 2001 to recognize a stranded asset resulting from deregulation.

        The decline in revenues is mainly due to a decrease in electric marketing and trading revenues due to lower wholesale energy prices. In 2002 the wholesale energy sector has been under pressure from lower commodity prices in contrast to last year when we had strong performance from the wholesale business due to favorable market conditions.
        The following analyzes the changes in operating revenues:

                                                                  Increase (Decrease)
                                             Second Quarter                              Year-to-Date
                                     (in millions)            %              (in millions)                  %
                                                              -                                             -
       Electricity Marketing
        and Trading*                        $(337)          (25)                    $(632)                (23)
       Energy Delivery*                        10             7                        20                   8
       Sales to AEP Affiliates                 (4)           (3)                      (36)                (13)
                                            -----                                   -----
            Total                           $(331)          (20)                    $(648)                (19)
                                            =====                                   =====

       *Reflects  the  allocation  of  certain   transmission  and  distribution
revenues included in bundled retail rates to energy delivery.

        Operating expenses declined 22% in the second quarter of 2002 and 21% in the year-to-date period of 2002. The changes in the components of operating expenses were:

                                                                     Increase (Decrease)
                                                     Second Quarter                          Year-to-Date
                                            (in millions)           %         (in millions)                 %
                                                                    -                                       -
       Fuel                                         $(31)         (17)               $ (89)               (23)
       Electricity Marketing
        and Trading Purchases                       (341)         (30)                (623)               (27)
       Purchases from AEP Affiliates                   4           22                    1                  4
       Other Operation                                10           10                   12                  7
       Maintenance                                    (7)         (18)                 (13)               (18)
       Depreciation and Amortization                   3            6                    6                  5
       Taxes Other Than Income Taxes                  (1)          (3)                   4                  5
       Income Taxes                                   17           94                   21                 42
                                                    ----                             -----
            Total                                  $(346)         (22)               $(681)               (21)
                                                   =====                             =====

        The fuel expense decrease reflects a reduction of 17% in the average cost fuel for generation offset in part by a 10% increase in MWH generated.
        Electricity marketing and trading purchases declined due to lower wholesale energy costs driven by market conditions.
        Other operation expense increased in both periods primarily due to post retirement benefits expense.
        Maintenance expenses decreased in the second quarter and year-to-date of 2002 due to boiler overhaul work that was performed during 2001.
        Depreciation expense increased in both periods due to the placement of selective catalytic reduction (SCR) technology in service at the Gavin Plant in the second quarter of 2001.
        The increase in income taxes for both periods is predominately due to an increase in pre-tax income.
        The decrease in nonoperating income as well as a decrease in nonoperating expenses was due to a reduction in net gains from AEP Power Pool trading transactions outside of the AEP System's traditional marketing area. The AEP Power Pool enters into power trading transactions for the purchase and sale of electricity and for options, futures and swaps. The Company's share of the AEP Power Pool's gains and losses from forward electricity trading transactions outside of the AEP System traditional marketing area and for speculative financial transactions (options, futures, swaps) is included in nonoperating income and expense. The decrease reflects a reduction in electricity prices and margins due to a decrease in demand.
        The decrease in interest was primarily due to a slightly smaller decrease in the outstanding balances of long-term debt in both periods as compared to year end balances in both periods, the refinancing of debt at favorable interest rates and a reduction in short-term interest rates.

                       OHIO POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                  Three Months Ended June 30,            Six Months Ended June 30,
                                                  2002                 2001               2002                2001
                                                  ----                 ----               ----                ----
                                                                        (in thousands)
OPERATING REVENUES:
    Electricity Marketing and Trading          $1,027,105          $1,364,271         $2,159,297         $2,791,088
    Energy Delivery                               143,144             133,160            284,904            265,009
    Sales to AEP Affiliates                       125,393             129,746            235,027            270,745
                                               ----------          ----------         ----------         ----------

           TOTAL OPERATING REVENUES             1,295,642           1,627,177          2,679,228          3,326,842
                                               ----------          ----------         ----------         ----------

OPERATING EXPENSES:
   Fuel                                           149,097             180,057            291,433            380,618
   Purchased Power:
      Electricity Marketing and Trading           789,191           1,130,038          1,669,348          2,292,322
      AEP Affiliates                               20,265              16,617             34,492             33,239
   Other Operation                                106,633              96,623            197,153            185,029
   Maintenance                                     29,957              36,448             58,945             71,848
   Depreciation and Amortization                   61,176              57,666            123,797            117,725
   Taxes Other Than Income Taxes                   43,292              44,662             89,131             84,898
   Income Taxes                                    34,985              17,999             70,167             49,340
                                               ----------          ----------         ----------         ----------

           TOTAL OPERATING EXPENSES             1,234,596           1,580,110          2,534,466          3,215,019
                                               ----------          ----------         ----------         ----------

OPERATING INCOME                                   61,046              47,067            144,762            111,823
NONOPERATING INCOME                               381,184             538,032            737,525            908,506
NONOPERATING EXPENSES                             366,062             528,734            716,885            885,592
NONOPERATING INCOME TAX EXPENSE                       626               1,489              4,348              3,997
INTEREST CHARGES                                   20,194              22,782             41,655             45,249
                                               ----------          ----------         ----------         ----------
INCOME BEFORE EXTRAORDINARY ITEM                   55,348              32,094            119,399             85,491
EXTRAORDINARY LOSS - EFFECTS OF
 DEREGULATION (INCLUSIVE OF TAX BENEFIT
 OF $11,585,000)                                     -                (21,515)             -                (21,515)
                                               ----------          ----------          --------          ----------

NET INCOME                                         55,348              10,579           119,399              63,976

PREFERRED STOCK DIVIDEND REQUIREMENTS                 315                 316               629                 630
                                               ----------          ----------          --------          ----------

EARNINGS APPLICABLE TO COMMON STOCK            $   55,033          $   10.263          $118,770          $   63,346
                                               ==========          ==========          ========          ==========

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                            Three Months Ended June 30,              Six Months Ended June 30,
                                              2002                 2001                  2002              2001
                                              ----                 ----                  ----              ----
                                                                     (in thousands)
NET INCOME                                  $55,348              $10,579               $119,399         $63,976

OTHER COMPREHENSIVE INCOME (LOSS)
    Foreign Currency Exchange Rate Hedge       -                    -                      (201)           -
    Cash Flow Power Hedges                    1,970                 (104)                 1,970            (325)
                                            -------              -------               --------         -------

COMPREHENSIVE INCOME                        $57,318              $10,475               $121,168         $63,651
                                            =======              =======               ========         =======

The common stock of Ohio Power is wholly owned by AEP. See Notes to Financial Statements beginning on page L-1.

                       OHIO POWER COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                              Three Months Ended June 30,        Six Months Ended June 30,
                                             2002                2001                2002               2001
                                             ----                ----                ----               ----
                                                                              (in thousands)
BALANCE AT BEGINNING OF PERIOD            $432,452             $415,425             $401,297         $398,086

NET INCOME                                  55,348               10,579              119,399           63,976

CASH DIVIDENDS DECLARED:
    Common Stock                            32,582               35,744               65,164           71,488
    Cumulative Preferred Stock                 315                  315                  629              629
                                          --------             --------             --------         --------

BALANCE AT END OF PERIOD                  $454,903             $389,945             $454,903         $389,945
                                          ========             ========             ========         ========

See Notes to Financial Statements beginning on page L-1.

                       OHIO POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                            June 30, 2002           December 31, 2001
                                                            -------------           -----------------
                                                                           (in thousands)

ASSETS
------
ELECTRIC UTILITY PLANT:
   Production                                                    $3,032,034                $3,007,866
   Transmission                                                     891,591                   891,283
   Distribution                                                   1,095,478                 1,081,122
   General                                                          238,903                   245,232
   Construction Work in Progress                                    264,296                   165,073
                                                                 ----------                ----------
        Total Electric Utility Plant                              5,522,302                 5,390,576
   Accumulated Depreciation and Amortization                      2,513,727                 2,452,571
                                                                 ----------                ----------
          NET ELECTRIC UTILITY PLANT                              3,008,575                 2,938,005
                                                                 ----------                ----------

OTHER PROPERTY AND INVESTMENTS                                       59,958                    62,303
                                                                 ----------                ----------

LONG-TERM ENERGY TRADING CONTRACTS                                  438,789                   263,734
                                                                 ----------                ----------

CURRENT ASSETS:
   Cash and Cash Equivalents                                          6,872                     8,848
   Accounts Receivable:
      Customers                                                     103,425                    84,694
      Affiliated Companies                                          193,372                   148,563
      Miscellaneous                                                  22,937                    20,409
      Allowance for Uncollectible Accounts                             (678)                   (1,379)
   Fuel - at average cost                                            87,396                    84,724
   Materials and Supplies - at average cost                          81,625                    88,768
   Accrued Utility Revenues                                           5,276                      -
   Energy Trading Contracts                                         711,726                   472,246
   Prepayments and Other                                             36,624                    20,865
                                                                 ----------                ----------
          TOTAL CURRENT ASSETS                                    1,248,575                   927,738
                                                                 ----------                ----------

REGULATORY ASSETS                                                   611,696                   644,625
                                                                 ----------                ----------

DEFERRED CHARGES                                                     42,290                    79,662
                                                                 ----------                ----------

          TOTAL ASSETS                                           $5,409,883                $4,916,067
                                                                 ==========                ==========

See Notes to Financial Statements beginning on page L-1.

                       OHIO POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                          June 30, 2002           December 31, 2001
                                                          -------------           -----------------
                                                                   (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - No Par Value:
      Authorized - 40,000,000 Shares
      Outstanding - 27,952,473 Shares                          $  321,201                 $  321,201
   Paid-in Capital                                                462,483                    462,483
   Accumulated Other Comprehensive Income (Loss)                    1,573                       (196)
   Retained Earnings                                              454,903                    401,297
                                                               ----------                 ----------
        Total Common Shareholder's Equity                       1,240,160                  1,184,785
   Cumulative Preferred Stock:
      Not Subject to Mandatory Redemption                          16,648                     16,648
      Subject to Mandatory Redemption                               8,850                      8,850
   Long-term Debt                                                 974,350                  1,203,841
                                                               ----------                 ----------

           TOTAL CAPITALIZATION                                 2,240,008                  2,414,124
                                                               ----------                 ----------

OTHER NONCURRENT LIABILITIES                                      130,298                    130,386
                                                               ----------                 ----------

CURRENT LIABILITIES:
   Short-term Debt From Affiliated Companies                      150,000                       -
   Long-term Debt Due Within One Year                             224,850                       -
   Advances from Affiliates                                       137,069                    300,213
   Accounts Payable - General                                     131,398                    134,418
   Accounts Payable - Affiliated Companies                        274,557                    176,520
   Customer Deposits                                                9,037                      5,452
   Taxes Accrued                                                  141,044                    126,770
   Interest Accrued                                                21,965                     17,679
   Obligations Under Capital Leases                                14,346                     16,405
   Energy Trading Contracts                                       673,621                    456,047
   Other                                                           56,250                     87,070
                                                               ----------                 ----------

           TOTAL CURRENT LIABILITIES                            1,834,137                  1,320,574
                                                               ----------                 ----------

DEFERRED INCOME TAXES                                             781,270                    797,889
                                                               ----------                 ----------

DEFERRED INVESTMENT TAX CREDITS                                    20,395                     21,925
                                                               ----------                 ----------

LONG-TERM ENERGY TRADING CONTRACTS                                382,253                    214,487
                                                               ----------                 ----------

DEFERRED CREDITS                                                   21,522                     16,682
                                                               ----------                 ----------

CONTINGENCIES (Note 8)

       TOTAL CAPITALIZATION AND LIABILITIES                    $5,409,883                 $4,916,067
                                                               ==========                 ==========

See Notes to Financial Statements beginning on page L-1.

                       OHIO POWER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         Six Months Ended June 30,
                                                                         2002                  2001
                                                                         ----                  ----
                                                                              (in thousands)

OPERATING ACTIVITIES:
   Net Income                                                          $ 119,399            $  63,976
   Adjustments for Noncash Items:
      Depreciation                                                        86,605               93,161
      Amortization of Transition Assets                                   37,192               36,705
      Deferred Federal Income Taxes                                      (18,653)                 116
      Mark-to-Market Energy Trading Contracts                            (24,493)             (69,557)
      Deferred Property Taxes                                             30,046               40,596
   Changes in Certain Current Assets and Liabilities:
      Accounts Receivable (net)                                          (66,769)             (37,904)
      Fuel, Materials and Supplies                                         4,471                2,252
      Accrued Utility Revenues                                            (5,276)                 264
      Prepayments and Other Current Assets                               (15,759)              15,116
      Accounts Payable                                                    95,017              (62,996)
      Customer Deposits                                                    3,585              (32,368)
      Taxes Accrued                                                       14,274              (39,022)
      Interest Accrued                                                     4,286                3,841
   Other Operating Assets                                                  6,667               15,877
   Other Operating Liabilities                                           (30,834)             (44,004)
                                                                       ---------            ---------
           Net Cash Flows From (Used For) Operating Activities           239,758              (13,947)
                                                                       ---------            ---------

INVESTING ACTIVITIES:
      Construction Expenditures                                         (158,080)            (151,314)
      Proceeds from Sale of Property and Other                               283                7,626
                                                                       ---------            ---------
           Net Cash Flows Used For Investing Activities                 (157,797)            (143,688)
                                                                       ---------            ---------

FINANCING ACTIVITIES:
      Change in Advances to Affiliates (net)                            (163,144)             344,809
      Retirement of Long-term Debt                                        (5,000)            (117,506)
      Change in Short-term Debt Affiliated (net)                         150,000                 -
      Dividends Paid on Common Stock                                     (65,164)             (71,488)
      Dividends Paid on Cumulative Preferred Stock                          (629)                (630)
                                                                       ---------            ---------
           Net Cash Flows From (Used For) Financing Activities           (83,937)             155,185
                                                                       ---------            ---------

Net Decrease in Cash and Cash Equivalents                                 (1,976)              (2,450)
Cash and Cash Equivalents at Beginning of Period                           8,848               31,393
                                                                       ---------            ---------
Cash and Cash Equivalents at End of Period                             $   6,872            $  28,943
                                                                       =========            =========

Supplemental Disclosure:
Cash paid (received) for interest net of capitalized amounts was $36,585,000 and $40,580,000 and for income taxes was $29,187,000 and $54,694,000 in 2002 and
2001, respectively. Noncash acquisitions under capital leases were $98,000 and $522,000 in 2002 and 2001, respectively.

See Notes to Financial Statements beginning on page L-1.

               PUBLIC SERVICE COMPANY OF OKLAHOMA AND SUBSIDIARIES
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

                   SECOND QUARTER 2002 vs. SECOND QUARTER 2001
                                       AND
                     YEAR-TO-DATE 2002 vs. YEAR-TO-DATE 2001

       PSO is a public utility engaged in the generation, purchase, sale, transmission and distribution of electric power to approximately 503,000 retail customers in eastern and southwestern Oklahoma. PSO also sells electric power at wholesale to other utilities, municipalities and rural electric cooperatives.
       Wholesale power marketing and trading activities are conducted on PSO's behalf by AEPSC. PSO, along with the other AEP electric operating subsidiaries, shares in AEP's forward trades with other utility systems and power marketers.

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

Results of Operations
         Net income declined by 2.5% for the quarter and 4% for the year-to-date period as substantial decreases in revenues were nearly offset by comparable decreases in operating expenses.

The following analyzes the changes in operating revenues:

                                                                   Increase (Decrease)
                                              Second Quarter                              Year-to-Date
                                       (in millions)           %              (in millions)                  %
                                                               -                                             -
       Electricity Marketing
        and Trading*                         $(153)          (47)                    $(256)                (41)
       Energy Delivery*                         10            16                        13                  12
       Sales to AEP Affiliates                  (2)          (19)                      (11)                (56)
                                             -----                                   -----
            Total                            $(145)          (36)                    $(254)                (34)
                                             =====                                   =====

       *Reflects  the  allocation  of  certain   transmission  and  distribution
revenues included in bundled retail rates to energy delivery.

         Operating revenues decreased as a result of a decline in fuel recovery revenue and a decline in AEP marketing and trading revenues shared with PSO. Revenues from AEP's power marketing and trading operations declined as a result of lower prices for wholesale power transactions. In 2002 the wholesale energy sector has been under pressure from lower commodity prices in contrast to last year when we had strong performance from the wholesale business due to favorable market conditions.
         Significant change in operating expenses are as follows:

                                                                                      Increase (Decrease)
                                                                     Second Quarter                           Year-to-Date
                                                              (in millions)            %         (in millions)               %
                                                                                       -                                     -
       Fuel                                                          $(112)          (77)               $(166)             (64)
       Electricity Marketing
        and Trading Purchases                                          (44)          (35)                 (77)             (30)
       Purchases from AEP Affiliates                                    12            53                   (8)             (14)
       Other Operation                                                  -              -                   (7)             (11)
       Maintenance                                                      (1)           (8)                   3               15
       Depreciation and Amortization                                     1             7                    3                7

         The decrease in fuel expense was primarily due to amortization of previously overrecovered fuel costs through the fuel clause recovery mechanism and a reduction in the cost of fuel reflecting lower market prices for natural gas and fuel oil.
         The decrease in electric marketing and trading purchases resulted mainly from the decrease in energy prices.
         The increase in the quarter and the decrease year-to-date in purchases from AEP affiliates results mainly from the availability of internal generation.
         Other operation expense decreased in the year-to-date period primarily due to lower transmission, administrative, and customer service expenses.
         Maintenance expense decreased in the second quarter due primarily to lower production power plant costs and distribution costs for overhead and underground facilities. Year-to-date maintenance expense increased largely as a result of increased expenses to repair damage to overhead lines caused by a winter storm in 2002.
         Depreciation expense increased for both the quarter and year-to-date due to the cost of repowering Northeast Station Units 1 & 2.

               PUBLIC SERVICE COMPANY OF OKLAHOMA AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                  Three Months Ended June 30,            Six Months Ended June 30,
                                                  2002                  2001              2002                2001
                                                  ----                  ----              ----                ----
                                                                        (in thousands)
OPERATING REVENUES:
    Electricity Marketing and Trading           $175,999            $  329,316          $370,023         $  625,915
    Energy Delivery                               70,815                61,294           122,547            109,711
    Sales to AEP Affiliates                        6,162                 7,584             8,256             18,707
                                                --------            ----------          --------         ----------

           TOTAL OPERATING REVENUES              252,976               398,194           500,826            754,333
                                                --------            ----------          --------         ----------

OPERATING EXPENSES:
   Fuel                                           33,772               145,927            91,869            257,728
   Purchased Power:
      Electricity Marketing and Trading           81,803               126,602           178,323            255,781
      AEP Affiliates                              34,703                22,659            51,548             60,026
   Other Operation                                34,826                34,332            61,465             68,889
   Maintenance                                    11,886                12,859            26,055             22,689
   Depreciation and Amortization                  21,061                19,673            41,977             39,144
   Taxes Other Than Income Taxes                   8,083                 7,533            15,931             15,326
   Income Taxes                                    6,641                 6,667             5,047              4,468
                                                --------            ----------          --------         ----------

           TOTAL OPERATING EXPENSES              232,775               376,252           472,215            724,051
                                                --------            ----------          --------         ----------

OPERATING INCOME                                  20,201                21,942            28,611             30,282

NONOPERATING INCOME                                1,223                   409             1,329              1,233

NONOPERATING EXPENSES                                 69                   336               664                672

NONOPERATING INCOME TAX CREDIT                      (100)                  (19)             (241)              (134)

INTEREST CHARGES                                   9,835                10,113            19,545             20,616
                                                --------            ----------          --------         ----------

NET INCOME                                        11,620                11,921             9,972             10,361

PREFERRED STOCK DIVIDEND REQUIREMENTS                 53                    53               106                106
                                                --------            ----------          --------         ----------

EARNINGS APPLICABLE TO COMMON STOCK             $ 11,567            $   11.868          $  9,866         $   10,255
                                                ========            ==========          ========         ==========

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                   Three Months Ended June 30,              Six Months Ended June 30,
                                     2002                2001                  2002              2001
                                     ----                ----                  ----              ----
                                                           (in thousands)
NET INCOME                         $11,620             $11,921               $ 9,972          $10,361

OTHER COMPREHENSIVE INCOME
    Cash Flow Power Hedge              200                -                      200             -
                                   -------             -------               -------          -------

COMPREHENSIVE INCOME               $11,820             $11,921               $10,172          $10,361
                                   =======             =======               =======          =======

The common stock of the Company is wholly owned by AEP. See Notes to Financial Statements beginning on page L-1.

               PUBLIC SERVICE COMPANY OF OKLAHOMA AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                  Three Months Ended June 30,                  Six Months Ended June 30,
                                           2002                2001                2002               2001
                                           ----                ----                ----               ----
                                                                              (in thousands)
BALANCE AT BEGINNING OF PERIOD          $118,838             $123,015            $142,994          $137,688
NET INCOME                                11,620               11,921               9,972            10,361
DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock                          22,456               13,060              44,911            26,120
    Preferred Stock                           53                   53                 106               106
                                        --------             --------            --------          --------

BALANCE AT END OF PERIOD                $107,949             $121,823            $107,949          $121,823
                                        ========             ========            ========          ========

The common stock of the Company is wholly owned by AEP. See Notes to Financial Statements beginning on page L-1.

               PUBLIC SERVICE COMPANY OF OKLAHOMA AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                            June 30, 2002           December 31, 2001
                                                            -------------           -----------------
                                                                           (in thousands)
ASSETS
------
ELECTRIC UTILITY PLANT:
   Production                                                     $1,040,461               $1,034,711
   Transmission                                                      432,990                  427,110
   Distribution                                                      990,374                  972,806
   General                                                           203,088                  203,572
   Construction Work in Progress                                      58,004                   56,900
                                                                  ----------               ----------
          Total Electric Utility Plant                             2,724,917                2,695,099
   Accumulated Depreciation and Amortization                       1,219,697                1,184,443
                                                                  ----------               ----------
        NET ELECTRIC UTILITY PLANT                                 1,505,220                1,510,656
                                                                  ----------               ----------

OTHER PROPERTY AND INVESTMENTS                                        42,383                   41,020
                                                                  ----------               ----------

LONG-TERM ENERGY TRADING CONTRACTS                                    22,015                   55,215
                                                                  ----------               ----------

CURRENT ASSETS:
   Cash and Cash Equivalents                                           6,953                    5,795
   Accounts Receivable:
      Customers                                                       35,896                   31,100
      Affiliated Companies                                            30,061                   10,905
   Fuel - at LIFO costs                                               24,939                   21,559
   Materials and Supplies - at average costs                          36,631                   36,785
   Under-Recovered Fuel Costs                                         44,436                     -
   Energy Trading Contracts                                           41,417                  162,200
   Prepayments and Other                                               2,343                    2,368
                                                                  ----------               ----------
          TOTAL CURRENT ASSETS                                       222,676                  270,712
                                                                  ----------               ----------

REGULATORY ASSETS                                                     26,428                   35,004
                                                                  ----------               ----------

DEFERRED CHARGES                                                      26,152                    5,290
                                                                  ----------               ----------

          TOTAL ASSETS                                            $1,844,874               $1,917,897
                                                                  ==========               ==========

See Notes to Financial Statements beginning on page L-1.

               PUBLIC SERVICE COMPANY OF OKLAHOMA AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                 June 30, 2002            December 31, 2001
                                                                 -------------            -----------------
                                                                                (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - $15 Par Value:
      Authorized Shares: 11,000,000 Shares
      Issued Shares: 10,482,000 shares and
      Outstanding Shares: 9,013,000 Shares                             $  157,230                $  157,230
   Paid-in Capital                                                        180,000                   180,000
   Accumulated Other Comprehensive Income                                     200                      -
   Retained Earnings                                                      107,949                   142,994
                                                                       ----------                ----------
        Total Common Shareholder's Equity                                 445,379                   480,224
   Cumulative Preferred Stock Not Subject
    to Mandatory Redemption                                                 5,283                     5,283
   PSO-Obligated, Mandatorily Redeemable Preferred
    Securities of Subsidiary Trust Holding Solely Junior
    Subordinated Debentures of PSO                                         75,000                    75,000
   Long-term Debt                                                         310,283                   345,129
                                                                       ----------                ----------

           TOTAL CAPITALIZATION                                           835,945                   905,636
                                                                       ----------                ----------

CURRENT LIABILITIES:
   Long-term Debt Due Within One Year                                     141,000                   106,000
   Advances from Affiliates                                               212,950                   123,087
   Accounts Payable - General                                              62,987                    72,759
   Accounts Payable - Affiliated Companies                                 76,447                    40,857
   Customers Deposits                                                      21,869                    21,041
   Taxes Accrued                                                           15,962                    18,150
   Over-Recovered Fuel Costs                                                 -                        8,720
   Interest Accrued                                                         3,331                     7,298
   Energy Trading Contracts                                                47,305                   167,658
   Other                                                                   17,262                    12,296
                                                                       ----------                ----------

           TOTAL CURRENT LIABILITIES                                      599,113                   577,866
                                                                       ----------                ----------

DEFERRED INCOME TAXES                                                     319,339                   296,877
                                                                       ----------                ----------

DEFERRED INVESTMENT TAX CREDITS                                            33,097                    33,992
                                                                       ----------                ----------

REGULATORY LIABILITIES AND DEFERRED CREDITS                                37,170                    56,203
                                                                       ----------                ----------

LONG-TERM ENERGY TRADING CONTRACTS                                         20,210                    47,323
                                                                       ----------                ----------

           TOTAL CAPITALIZATION AND LIABILITIES                        $1,844,874                $1,917,897
                                                                       ==========                ==========

See Notes to Financial Statements beginning on page L-1.

               PUBLIC SERVICE COMPANY OF OKLAHOMA AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Six Months Ended June 30,
                                                                              2002                 2001
                                                                              ----                 ----
                                                                               (in thousands)
OPERATING ACTIVITIES:
   Net Income                                                              $   9,972             $ 10,361
   Adjustments for Noncash Items:
      Depreciation and Amortization                                           41,977               39,144
      Deferred Income Taxes                                                   21,559              (10,754)
      Deferred Investment Tax Credits                                           (895)                (895)
      Deferred Property Taxes                                                (16,184)             (14,951)
   Changes in Certain Current Assets and Liabilities:
      Accounts Receivable (net)                                              (23,952)              17,488
      Fuel, Materials and Supplies                                            (3,226)               6,094
      Accounts Payable                                                        25,818              (52,882)
      Taxes Accrued                                                           (2,188)              28,006
      Fuel Recovery                                                          (53,156)              31,748
   Changes in Other Assets                                                    (2,968)              (8,234)
   Changes in Other Liabilities                                               (4,387)               1,780
                                                                           ---------             --------
           Net Cash Flows From (Used For) Operating Activities                (7,630)              46,905
                                                                           ---------             --------

INVESTING ACTIVITIES:
      Construction Expenditures                                              (35,095)             (67,042)
      Other                                                                     (963)                (359)
                                                                           ---------             --------
           Net Cash Flows Used For Investing Activities                      (36,058)             (67,401)
                                                                           ---------             --------

FINANCING ACTIVITIES:
      Retirement of Long-term Debt                                              -                 (20,000)
      Change in Advances From Affiliates (net)                                89,863               66,327
      Dividends Paid on Common Stock                                         (44,911)             (26,120)
      Dividends Paid on Cumulative Preferred Stock                              (106)                (106)
                                                                           ---------             --------
           Net Cash Flows From Financing Activities                           44,846               20,101
                                                                           ---------             --------

Net Increase in Cash and Cash Equivalents                                      1,158                 (395)
Cash and Cash Equivalents at Beginning of Period                               5,795               11,301
                                                                           ---------             --------
Cash and Cash Equivalents at End of Period                                 $   6,953            $ 10,906
                                                                           =========            ========

Supplemental Disclosure:
Cash  paid  for  interest  net  of  capitalized   amounts  was  $17,870,000  and
$19,011,000 and for income taxes was $2,575,000 and $1,978,000 in 2002 and 2001, respectively.

See Notes to Financial Statements beginning on page L-1.

              SOUTHWESTERN ELECTRIC POWER COMPANY AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                   SECOND QUARTER 2002 vs. SECOND QUARTER 2001
                                       AND
                     YEAR-TO-DATE 2002 vs. YEAR-TO-DATE 2001

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

Results of Operations
        Net income increased slightly in the second quarter and decreased $11 million or 30%, for the first half of 2002. The decrease for the first half of 2002 resulted from reduced wholesale prices and margins due to a decline in demand for electricity which resulted from mild weather and a slow economic recovery.
        Operating revenues decreased 19% in the second quarter and 20% for the year-to-date period due to decreased wholesale marketing and trading prices. The changes in the components of revenues were as follows:

                                                                Increase (Decrease)
                                            Second Quarter                              Year-to-Date
                                   (in millions)            %                (in millions)                %
                                                            -                                             -
       Electricity Marketing
        and Trading*                     $(74.7)          (23)                    $(153.3)              (24)
       Energy Delivery*                    (2.0)           (2)                      (11.1)               (7)
       Sales to AEP Affiliates             (4.5)          (24)                      (10.2)              (22)
                                         ------                                   -------
            Total                        $(81.2)          (19)                    $(174.6)              (20)
                                         ======                                   =======

       *Reflects  the  allocation  of  certain   transmission  and  distribution
revenues included in bundled retail rates to energy delivery.

       All of the components of revenues decreased in 2002 as a result of reduced wholesale prices due to reduced energy demand as a result of a decrease in marketing and trading activity, and the slow economic recovery.

       Operating expenses decreased 20% in the second quarter and the year-to-date period due to a significant decrease in electricity marketing and trading purchases and fuel expense.

                                                                 Increase (Decrease)
                                                                 -------------------
                                             Second Quarter                         Year-to-Date
                                         (in millions)          %           (in millions)              %
                                                                -                                      -
       Fuel                                    $(28.9)        (23)               $ (58.3)            (24)
       Electricity Marketing
        and Trading Purchases                   (60.3)        (38)                (104.0)            (33)
       Purchases from AEP Affiliates               -            -                   (5.6)            (21)
       Other Operation                           10.7          31                   13.5              18
       Maintenance                                0.5           3                   (2.9)             (8)
       Depreciation and Amortization             (2.8)         (8)                  (0.7)             (1)
       Taxes Other Than Income Taxes             (0.6)         (4)                   0.8               3
       Income Taxes                               1.3          16                   (4.8)            (29)
                                               ------                            -------
            Total                              $(80.1)        (20)               $(162.0)            (20)
                                               ======                            =======

        Fuel expense decreased due to lower natural gas prices as a result of a mild winter and the slow economic recovery.
        Decreasing purchased power prices resulted in decreases to both electricity marketing and trading purchases and electricity purchases from AEP affiliates for the second quarter and first half of 2002. The first half of 2002 was also affected by milder than normal winter.
        The acquisition of Dolet Hills mining operation in June 2001 caused other operation expense to increase in 2002.
        Maintenance expense decreased for the first half of 2002 as a result of costs incurred last year to restore service and make repairs following a severe ice storm.
        The decrease in depreciation and amortization expense was due primarily to a decrease in excess earnings accruals under the Texas restructuring legislation offset by new expenses from the acquisition of the Dolet Hills mining operation.
        The increase in income taxes for the second quarter of 2002 is predominately due to the reversal of deferred taxes in excess of the statutory tax rate, and an increase in pre-tax income. Income taxes attributable to operations decreased for the first half of 2002 due to a significant decrease in pre-tax income.
        Nonoperating income decreased for the first half of 2002 due primarily to a reduction in interest income earned on under-recovered fuel which resulted from significant natural gas price increases in the second half of 2000 and 2001. During 2001 gas price declines and a PUCT approved fuel rate and fuel surcharge increases lowered the unrecovered fuel balance thus lowering interest income.

              SOUTHWESTERN ELECTRIC POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                               Three Months Ended June 30,               Six Months Ended June 30,
                                                  2002                2001                 2002               2001
                                                  ----                ----                 ----               ----
                                                                         (in thousands)
OPERATING REVENUES:
  Electricity Marketing and Trading            $255,385             $330,094            $495,730           $649,080
  Energy Delivery                                84,008               85,970             152,943            164,027
  Sales to AEP Affiliates                        14,224               18,731              37,184             47,377
                                               --------             --------            --------           --------
           TOTAL OPERATING REVENUES             353,617              434,795             685,857            860,484
                                               --------             --------            --------           --------

OPERATING EXPENSES:
   Fuel                                          95,207              124,151             184,090            242,397
   Purchased Power:
     Electricity Marketing and Trading           96,349              156,608             207,444            311,403
     AEP Affiliates                              12,075               12,063              20,516             26,125
   Other Operation                               44,725               34,071              86,876             73,339
   Maintenance                                   20,942               20,431              32,780             35,667
   Depreciation and Amortization                 30,533               33,328              60,673             61,458
   Taxes Other Than Income Taxes                 12,889               13,485              27,355             26,513
   Income Taxes                                   9,317                8,009              12,074             16,947
                                               --------             --------            --------           --------
          TOTAL OPERATING EXPENSES              322,037              402,146             631,808            793,849
                                               --------             --------            --------           --------

OPERATING INCOME                                 31,580               32,649              54,049             66,635

NONOPERATING INCOME                                 313                  850                 415              1,683
NONOPERATING EXPENSES (CREDITS)                     (20)                 681                 546              1,320
NONOPERATING INCOME TAX EXPENSE
 (CREDIT)                                          (137)                 139                (109)                86

INTEREST CHARGES                                 13,895               14,895              27,713             29,259
                                               --------             --------            --------           --------

NET INCOME                                       18,155               17,784              26,314             37,653
                                               --------             --------            --------           --------

PREFERRED STOCK DIVIDEND REQUIREMENTS                58                   58                 115                115
                                               --------             --------            --------           --------

EARNINGS APPLICABLE TO COMMON STOCK            $ 18,097             $ 17,726            $ 26,199           $ 37,538
                                               ========             ========            ========           ========

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                    Three Months Ended June 30,              Six Months Ended June 30,
                                      2002                2001                2002                2001
                                      ----                ----                ----                ----
                                                           (in thousands)
NET INCOME                          $18,155              $17,784            $26,314            $37,653

OTHER COMPREHENSIVE INCOME
    Cash Flow Power Hedge               230                 -                   230               -
                                    -------              -------            -------            -------

COMPREHENSIVE INCOME                $18,385              $17,784            $26,544            $37,653
                                    =======              =======            =======            =======

The common stock of SWEPCo is wholly owned by AEP. See Notes to Financial Statements beginning on page L-1.

              SOUTHWESTERN ELECTRIC POWER COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                         Three Months Ended June 30,             Six Months Ended June 30,
                                           2002                2001                2002               2001
                                           ----                ----                ----               ----
                                                                              (in thousands)
BALANCE AT BEGINNING OF PERIOD          $298,053             $295,248             $308,915         $293,989
NET INCOME                                18,155               17,784               26,314           37,653
DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock                          18,963               18,552               37,927           37,105
    Preferred Stock                           58                   58                  115              115
                                        --------             --------             --------         --------

BALANCE AT END OF PERIOD                $297,187             $294,422             $297,187         $294,422
                                        ========             ========             ========         ========

See Notes to Financial Statements beginning on page L-1.

              SOUTHWESTERN ELECTRIC POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                    June 30, 2002        December 31, 2001
                                                    -------------        -----------------
                                                                 (in thousands)
ASSETS
------
ELECTRIC UTILITY PLANT:
   Production                                            $1,443,282              $1,429,356
   Transmission                                             565,230                 538,749
   Distribution                                           1,036,036               1,042,523
   General                                                  394,628                 376,016
   Construction Work in Progress                             51,488                  74,120
                                                         ----------              ----------
        Total Electric Utility Plant                      3,490,664               3,460,764
   Accumulated Depreciation and Amortization              1,606,606               1,550,618
                                                         ----------              ----------
        NET ELECTRIC UTILITY PLANT                        1,884,058               1,910,146
                                                         ----------              ----------

OTHER PROPERTY AND INVESTMENTS                               44,127                  43,000
                                                         ----------              ----------

LONG-TERM ENERGY TRADING CONTRACTS                           25,267                  63,372
                                                         ----------              ----------

CURRENT ASSETS:
   Cash and Cash Equivalents                                 15,860                   5,415
   Accounts Receivable:
      Customers                                              51,533                  44,588
      Affiliated Companies                                   60,171                  12,069
      Allowance for Uncollectible Accounts                     (111)                    (89)
   Fuel Inventory - at average cost                          78,335                  52,212
   Under-recovered Fuel                                        -                      2,501
   Materials and Supplies - at average cost                  36,932                  32,527
   Energy Trading Contracts                                  47,535                 186,159
   Prepayments                                               18,993                  18,716
                                                         ----------              ----------
          TOTAL CURRENT ASSETS                              309,248                 354,098
                                                         ----------              ----------

REGULATORY ASSETS                                            48,165                  51,989
                                                         ----------              ----------

DEFERRED CHARGES                                             79,693                  67,753
                                                         ----------              ----------

          TOTAL ASSETS                                   $2,390,558              $2,490,358
                                                         ==========              ==========

See Notes to Financial Statements beginning on page L-1.

              SOUTHWESTERN ELECTRIC POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                       June 30, 2002        December 31, 2001
                                                       -------------        -----------------
                                                                    (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - $18 Par Value:
      Authorized - 7,600,000 Shares
      Outstanding - 7,536,640 Shares                       $  135,660               $  135,660
   Paid-in Capital                                            245,000                  245,000
   Accumulated Other Comprehensive Income                         230                     -
   Retained Earnings                                          297,187                  308,915
                                                           ----------               ----------
        Total Common Shareowner's Equity                      678,077                  689,575

Preferred Stock                                                 4,704                    4,704
SWEPCO-Obligated, Mandatorily Redeemable Preferred
  Securities of Subsidiary Trust Holding Solely
  Junior Subordinated Debentures of SWEPCO                    110,000                  110,000
Long-term Debt                                                637,810                  494,688
                                                           ----------               ----------

        TOTAL CAPITALIZATION                                1,430,591                1,298,967
                                                           ----------               ----------

OTHER NONCURRENT LIABILITIES                                   14,617                   34,997
                                                           ----------               ----------

CURRENT LIABILITIES:
   Long-term Debt Due Within One Year                          55,595                  150,595
   Advances from Affiliates                                    65,073                  117,367
   Accounts Payable - General                                  89,147                   71,810
   Accounts Payable - Affiliated Companies                     94,789                   37,469
   Customer Deposits                                           19,446                   19,880
   Taxes Accrued                                               61,162                   36,522
   Interest Accrued                                            11,473                   13,631
   Energy Trading Contracts                                    54,187                  192,318
   Over-recovered Fuel                                          9,146                     -
   Other                                                       16,275                   26,166
                                                           ----------               ----------

        TOTAL CURRENT LIABILITIES                             476,293                  665,758
                                                           ----------               ----------

DEFERRED INCOME TAXES                                         361,712                  369,781
                                                           ----------               ----------

DEFERRED INVESTMENT TAX CREDITS                                46,452                   48,714
                                                           ----------               ----------

REGULATORY LIABILITIES AND DEFERRED CREDITS                    37,754                   17,828
                                                           ----------               ----------

LONG-TERM ENERGY TRADING CONTRACTS                             23,139                   54,313
                                                           ----------               ----------

CONTINGENCIES (Note 8)

        TOTAL CAPITALIZATION AND LIABILITIES               $2,390,558               $2,490,358
                                                           ==========               ==========

See Notes to Financial Statements beginning on page L-1.

              SOUTHWESTERN ELECTRIC POWER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Six Months Ended June 30,
                                                                            2002                      2001
                                                                            ----                      ----
                                                                                (in thousands)
OPERATING ACTIVITIES:
   Net Income                                                           $  26,314                 $  37,653
   Adjustments for Noncash Items:
      Depreciation and Amortization                                        60,673                    61,458
      Deferred Income Taxes                                                (9,004)                   (4,546)
      Deferred Investment Tax Credits                                      (2,262)                   (2,212)
      Mark-to-Market Energy Trading Contracts                               7,834                    (7,942)
      Deferred Property Taxes                                             (17,545)                  (17,703)
   Changes in Certain Current Assets and Liabilities:
      Accounts Receivable (net)                                           (55,025)                    2,286
      Fuel, Materials and Supplies                                        (30,528)                   (4,266)
      Accounts Payable                                                     74,657                   (45,226)
      Taxes Accrued                                                        24,640                    41,158
      Fuel Recovery                                                        11,647                    (9,447)
   Change in Other Assets                                                  10,995                   (47,147)
   Change in Other Liabilities                                            (13,802)                   49,536
                                                                        ---------                 ---------
           Net Cash Flows From Operating Activities                        88,594                    53,602
                                                                        ---------                 ---------

INVESTING ACTIVITIES:
      Construction Expenditures                                           (35,695)                  (49,418)
      Purchase of Dolet Hills                                                -                      (85,716)
      Other                                                                  (284)                     (411)
                                                                        ---------                 ---------
           Net Cash Flows Used For Investing Activities                   (35,979)                 (135,545)
                                                                        ---------                 ---------

FINANCING ACTIVITIES:
      Issuance of Long-term Debt                                          198,616                      -
      Retirement of Long-term Debt                                       (150,450)                     (450)
      Change in Advances from Affiliates (net)                            (52,294)                  119,660
      Dividends Paid on Common Stock                                      (37,927)                  (37,105)
      Dividends Paid on Cumulative Preferred Stock                           (115)                     (115)
                                                                        ---------                 ---------
           Net Cash Flows From (Used For) Financing Activities            (42,170)                   81,990
                                                                        ---------                 ---------

Net Increase in Cash and Cash Equivalents                                  10,445                        47
Cash and Cash Equivalents at Beginning of Period                            5,415                     1,907
                                                                        ---------                 ---------
Cash and Cash Equivalents at End of Period                              $  15,860                 $   1,954
                                                                        =========                 =========

Supplemental Disclosure:
Cash  paid  for  interest  net  of  capitalized   amounts  was  $21,331,000  and
$25,743,000  and for income taxes was  $24,479,000  and  $4,144,000  in 2002 and
2001, respectively.

See Notes to Financial Statements beginning on page L-1.

                          WEST TEXAS UTILITIES COMPANY
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

                   SECOND QUARTER 2002 vs. SECOND QUARTER 2001
                                       AND
                     YEAR-TO-DATE 2002 vs. YEAR-TO-DATE 2001

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

Introduction of Customer Choice
        On January 1, 2002, customer choice of electricity supplier began in the Electric Reliability Council of Texas (ERCOT) area of Texas. WTU currently operates in both the ERCOT and Southwest Power Pool (SPP) regions of Texas, with the majority of its operations being in the ERCOT territory.
        Under the Texas Restructuring Legislation, each electric utility has been required to submit a plan to structurally unbundle its business into a retail electric provider, a power generator, and a transmission and distribution utility. During the year 2000, WTU submitted a plan for separation that was subsequently approved by the PUCT. As a result of this legislation, WTU has functionally separated its generation from its transmission and distribution operations and formed a separate REP. Pending regulatory approval, WTU will corporately separate its generation from its transmission and distribution operations. The REP is a separate legal entity that is a subsidiary of AEP and is not owned by or consolidated with WTU. Since the REP is the electricity supplier to retail customers in the ERCOT area, WTU sells its generation to the REP and provides transmission and distribution services to retail customers in its ERCOT service territory. As a result of the formation of the REP, WTU no longer supplies electricity to retail customers in the ERCOT area. Instead WTU sells its generation to the REP that was unbundled from WTU and also sells its generation to other REPs in the area. The implementation of REPs as suppliers to retail customers has caused a significant shift in WTU's sales as described below under "Results of Operations."

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

Traditional Electricity Supply and Delivery Activities - We recognize revenues on an accrual basis for electricity supply sales and electricity transmission and distribution delivery services. The revenues are recognized in our income statement when the energy is delivered to the customer and include unbilled as well as billed amounts. In general, expenses are recorded when incurred.

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

        Continuing with the above example, assume that later in January or sometime in February through July we enter into an offsetting forward contract to buy electricity in July. If we do nothing else with these contracts until settlement in July and if the volumes, delivery point, schedule and other key terms match, then the difference between the sale price and the purchase price represents a fixed value to be realized when the contracts settle in July. If the purchase contract is perfectly matched with the sales contract, we have effectively fixed the profit or loss; specifically it is the difference between the contracted settlement price of the two contracts. Mark-to-market accounting for these contracts from this point forward will have no further impact on results of operations but will have an offsetting and equal effect on trading contract assets and liabilities. Of course we could also do similar transactions but enter into a purchase contract prior to entering into a sales contract. If the sale and purchase contracts do not match exactly as to volumes, delivery point, schedule and other key terms, then there could be continuing mark-to-market effects on revenues from recording additional changes in fair values using mark-to-market accounting.
        The fair value of open short-term trading contracts are based on exchange prices and broker quotes. We mark-to-market open long-term trading contracts based mainly on AEP-developed valuation models. These models estimate future energy prices based on existing market and broker quotes and supply and demand market data and assumptions. The fair values determined are reduced by reserves to adjust for credit risk and liquidity risk. Credit risk is the risk that the counterparty to the contract will fail to perform or fail to pay amounts due AEP. Liquidity risk represents the risk that imperfections in the market will cause the price to be less than or more than what the price should be based purely on supply and demand. There are inherent risks related to the underlying assumptions in models used to fair value open long-term trading contracts. AEP has independent controls to evaluate the reasonableness of our valuation models. However, energy markets, especially electricity markets, are imperfect and volatile and unforeseen events can and will cause reasonable price curves to differ from actual prices throughout a contract's term and when contracts settle. Therefore, there could be significant adverse or favorable effects on future results of operations and cash flows if market prices at settlement do not correlate with the AEP-developed price models.
        Volatility in commodities markets affects the fair values of all of our open trading contracts exposing WTU to market risk. See the "Quantitative and Qualitative Disclosures about Market Risk" section of Part I, Item 2 for a discussion of the policies and procedures used to manage exposure to risk from trading activities.

Results of Operations
        Net income decreased $5.5 million or 89% for the quarter and $2.4 million or 34% for the year-to-date period. The decreases are primarily due to a downturn in the overall economy, a significant decline in wholesale prices, and the diversion of retail sales from the ultimate retail customer to the REPs in the ERCOT region as of January 1, 2002.

        Overall operating revenues decreased $50.8 million for the quarter and $104.6 million year-to-date as shown below:

                                                            Increase (Decrease)
                                             Second Quarter                              Year-to-Date
                                  (in millions)            %                (in millions)                 %
                                                           -                                              -
       Electricity Marketing
        and Trading*                      $(92)          (63)                      $(192)               (65)
       Energy Delivery*                     (4)          (10)                         (2)                (3)
       Sales to AEP Affiliates              45           N.M.                         89                N.M.
                                          ----                                     -----
            Total                         $(51)          (26)                      $(105)               (27)
                                          ====                                     =====

       *Reflects  the  allocation  of  certain   transmission  and  distribution
revenues included in bundled retail rates to energy delivery.

       N.M. = Not Meaningful


       Electricity   marketing  and  trading   revenues   decreased
primarily as a result of the elimination of retail electricity sales in the ERCOT region as of January 1, 2002. Also contributing to the decrease was a decline in prices for power trading transactions. In 2002 the wholesale energy sector has been under pressure from lower commodity prices in contrast to last year when we had strong performance from the wholesale business due to favorable market conditions. Sales to AEP affiliates increased primarily due to increased revenues to the newly-created affiliated REP. Although WTU sold electricity to the affiliated REP instead of directly to retail customers in the ERCOT region, total revenues received were lower because of the lower wholesale prices.
       Operating expenses declined $43.7 million for the quarter and $103.3 million year-to-date, primarily due to decreases in fuel expense and purchased power. Changes in the components of operating expenses are shown below:

                                                                 Increase (Decrease)
                                                 Second Quarter                          Year-to-Date
                                        (in millions)            %         (in millions)                 %
                                                                 -                                       -
       Fuel                                     $(14)          (30)               $ (49)               (46)
       Electricity Marketing and
        Trading Purchases                        (19)          (29)                 (36)               (29)
       Purchases from AEP Affiliates              (6)          (37)                 (15)               (40)
       Other Operation                            -             -                    (2)                (4)
       Maintenance                                -             -                    -                  -
       Depreciation and Amortization              (1)           (4)                  (1)                (3)
       Taxes Other Than Income Taxes              (1)           (9)                  -                  -
       Income Taxes                               (3)         (116)                  -                  -
                                                ----                              -----
            Total                               $(44)          (24)               $(103)               (28)
                                                ====                              =====

        Fuel expense decreased significantly primarily due to a decrease in the average unit cost of fuel as a result of lower spot market natural gas prices.
        The decline in electricity marketing and trading purchases was mainly due to reduced prices caused by decreased electricity demand driven largely by the downturn in the economy.
        The quarter-to-date decrease in income taxes is predominately due to a decrease in pre-tax income.
        Nonoperating income and expense increased significantly during the quarter and year-to-date as a result of increased non-utility revenue and expenses associated with energy related construction projects for third parties.

                          WEST TEXAS UTILITIES COMPANY
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                        Three Months Ended June 30,              Six Months Ended June 30,
                                            2002               2001                2002               2001
                                            ----               ----                ----               ----
                                                                    (in thousands)
OPERATING REVENUES:
  Electricity Marketing and Trading       $ 53,681           $145,720            $104,046          $296,061
  Energy Delivery                           38,550             42,688              79,179            81,330
  Sales to AEP Affiliates                   49,798              4,431             100,040            10,454
                                          --------           --------            --------          --------
         Total Operating Revenues          142,029            192,839             283,265           387,845

OPERATING EXPENSES:
   Fuel                                     32,842             46,848              57,822           106,753
   Purchased Power:
   Electricity Marketing and Trading        44,989             63,650              89,112           124,950
   AEP Affiliates                           10,559             16,835              22,209            37,227
 Other Operation                            24,910             25,355              49,080            51,111
 Maintenance                                 7,050              7,046              11,406            11,608
 Depreciation and Amortization              11,072             11,529              22,641            23,300
 Taxes Other Than Income Taxes               5,726              6,260              12,026            12,298
 Income Taxes (Credit)                        (468)             2,888               2,475             2,778
                                          --------           --------            --------          --------
       Total Operating Expenses            136,680            180,411             266,771           370,025

OPERATING INCOME                             5,349             12,428              16,494            17,820

NONOPERATING INCOME                          6,980                253               5,492             2,298

NONOPERATING EXPENSES                        5,688                188               7,060               520

NONOPERATING INCOME TAX EXPENSE
  (CREDIT)                                     358                618                (631)              900

INTEREST CHARGES                             5,608              5,742              10,890            11,674
                                          --------           --------            --------          --------
NET INCOME                                     675              6,133               4,667             7,024
PREFERRED STOCK DIVIDEND REQUIREMENTS           26                 26                  52                52
                                          --------           --------            --------          --------

EARNINGS APPLICABLE TO COMMON STOCK       $    649           $  6,107            $  4,615          $  6,972
                                          ========           ========            ========          ========

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                   Three Months Ended June 30,                 Six Months Ended June 30,
                                  2002                     2001                  2002              2001
                                  ----                     ----                  ----              ----
                                                              (in thousands)

NET INCOME                        $675                    $6,133                $4,667           $7,024

OTHER COMPREHENSIVE INCOME
    Cash Flow Power Hedge           78                      -                       78             -
                                  ----                    ------                ------           ------

COMPREHENSIVE INCOME              $753                    $6,133                $4,745           $7,024
                                  ====                    ======                ======           ======

The common stock of the Company is wholly owned by AEP. See Notes to Financial Statements beginning on page L-1.

                          WEST TEXAS UTILITIES COMPANY
                         STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                       Three Months Ended June 30,              Six Months Ended June 30,
                                          2002                2001                2002               2001
                                          ----                ----                ----               ----
                                                                           (in thousands)
BALANCE AT BEGINNING OF PERIOD          $103,187           $116,247            $105,970          $122,588
NET INCOME                                   675              6,133               4,667             7,024

DEDUCTIONS:
  Cash Dividends Declared:
  Common Stock                             6,749              7,206              13,498            14,412
  Preferred Stock                             26                 26                  52                52
                                        --------           --------            --------          --------

BALANCE AT END OF PERIOD                $ 97,087           $115,148            $ 97,087          $115,148
                                        ========           ========            ========          ========

The common stock of the Company is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.

                          WEST TEXAS UTILITIES COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                        June 30, 2002           December 31, 2001
                                                        -------------           -----------------
                                                                 (in thousands)
ASSETS
------
ELECTRIC UTILITY PLANT:
   Production                                               $  442,670                 $  443,508
   Transmission                                                254,463                    250,023
   Distribution                                                440,271                    431,969
   General                                                     108,642                    112,797
   Construction Work in Progress                                32,115                     22,575
                                                            ----------                 ----------
        Total Electric Utility Plant                         1,278,161                  1,260,872
   Accumulated Depreciation and Amortization                   557,728                    546,162
                                                            ----------                 ----------
       NET ELECTRIC UTILITY PLANT                              720,433                    714,710
                                                            ----------                 ----------

OTHER PROPERTY AND INVESTMENTS                                  25,329                     24,933
                                                            ----------                 ----------

LONG-TERM ENERGY TRADING CONTRACTS                              12,985                     21,532
                                                            ----------                 ----------

CURRENT ASSETS:
   Cash and Cash Equivalents                                     1,908                      2,454
   Accounts Receivable:
      Customers                                                 29,200                     18,720
      Affiliated Companies                                      72,975                      8,656
      Allowance for Uncollectible Accounts                        (219)                      (196)
   Fuel - at average cost                                       10,038                      8,307
   Materials and Supplies - at average cost                      4,464                     11,190
   Under-recovered Fuel Costs                                   34,842                     32,791
   Energy Trading Contracts                                     25,156                     63,252
   Prepayments and Other Current Assets                          1,655                        966
                                                            ----------                 ----------
          TOTAL CURRENT ASSETS                                 180,019                    146,140
                                                            ----------                 ----------

REGULATORY ASSETS                                               10,392                     13,659
                                                            ----------                 ----------

DEFERRED CHARGES                                                25,717                      2,446
                                                            ----------                 ----------

          TOTAL ASSETS                                      $  974,875                 $  923,420
                                                            ==========                 ==========

See Notes to Financial Statements beginning on page L-1.

                          WEST TEXAS UTILITIES COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                  June 30, 2002             December 31, 2001
                                                  -------------             -----------------
                                                                (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - $25 Par Value:
      Authorized - 7,800,000 Shares
      Outstanding - 5,488,560 Shares                     $137,214                     $137,214
   Paid-in Capital                                          2,236                        2,236
   Accumulated Other Comprehensive Income                      78                         -
   Retained Earnings                                       97,087                      105,970
                                                         --------                     --------
        Total Common Shareowner's Equity                  236,615                      245,420
Cumulative Preferred Stock Not Subject to
  Mandatory Redemption                                      2,482                        2,482
Long-term Debt                                            221,028                      220,967
                                                         --------                     --------

        TOTAL CAPITZALIZATION                             460,125                      468,869
                                                         --------                     --------

CURRENT LIABILITIES:
   Long-term Debt Due Within One Year                      35,000                       35,000
   Advances from Affiliates                               120,439                       50,448
   Accounts Payable - General                              19,129                       33,782
   Accounts Payable - Affiliated Companies                 64,024                       11,388
   Customer Deposits                                         -                           4,191
   Taxes Accrued                                           18,503                       17,358
   Interest Accrued                                          -                           1,244
   Energy Trading Contracts                                24,759                       65,414
   Other                                                   15,890                       12,001
                                                         --------                     --------

        TOTAL CURRENT LIABILITIES                         297,744                      230,826
                                                         --------                     --------

DEFERRED INCOME TAXES                                     147,088                      145,049
                                                         --------                     --------

DEFERRED INVESTMENT TAX CREDITS                            22,145                       22,781
                                                         --------                     --------

LONG-TERM ENERGY TRADING CONTRACTS                         11,212                       18,455
                                                         --------                     --------

REGULATORY LIABILITIES AND DEFERRED CREDITS                36,561                       37,440
                                                         --------                     --------

CONTINGENCIES (Note 8)

        TOTAL CAPITALIZATION AND LIABILITIES             $974,875                     $923,420
                                                         ========                     ========

See Notes to Financial Statements beginning on page L-1.

                          WEST TEXAS UTILITIES COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Six Months Ended June 30,
                                                                        2002                   2001
                                                                                  (in thousands)
OPERATING ACTIVITIES:
   Net Income                                                      $   4,667               $   7,024
   Adjustments for Noncash Items:
      Depreciation and Amortization                                   22,641                  23,300
      Deferred Income Taxes                                            1,470                  (4,738)
      Deferred Investment Tax Credits                                   (636)                   (636)
      Mark-to-Market Energy Trading Contracts                         (1,134)                 (2,639)
      Deferred Property Taxes                                         (7,175)                 (6,200)
   Changes in Certain Assets and Liabilities:
      Accounts Receivable (net)                                      (74,776)                 24,941
      Fuel, Materials and Supplies                                     4,995                  (3,276)
      Accounts Payable                                                37,983                 (42,805)
      Taxes Accrued                                                    1,145                  13,305
      Fuel Recovery                                                   (2,051)                  8,978
   Change in Other Assets                                            (16,944)                    730
   Change in Other Liabilities                                        (2,018)                    585
                                                                   ---------               ---------
           Net Cash Flows From (Used For) Operating Activities       (31,833)                 18,569
                                                                   ---------               ---------

INVESTING ACTIVITIES:
      Construction Expenditures                                      (25,154)                (20,312)
      Other                                                             -                       (127)
                                                                   ---------               ---------
           Net Cash Flows Used For Investing Activities              (25,154)                (20,439)
                                                                   ---------               ---------

FINANCING ACTIVITIES:
      Change in Advances from Affiliates (net)                        69,991                  13,375
      Dividends Paid on Common Stock                                 (13,498)                (14,412)
      Dividends Paid on Cumulative Preferred Stock                       (52)                    (52)
                                                                   ---------               ---------
           Net Cash Flows From (Used For) Financing Activities        56,441                  (1,089)
                                                                   ---------               ---------

Net Decrease in Cash and Cash Equivalents                               (546)                 (2,959)
Cash and Cash Equivalents at Beginning of Period                       2,454                   6,941
                                                                   ---------               ---------
Cash and Cash Equivalents at End of Period                         $   1,908               $   3,982
                                                                   =========               =========

Supplemental Disclosure:
Cash paid (received) for interest net of capitalized amounts was $9,841,000 and $10,139,000 and for income taxes was $2,408,000 and ($2,957,000) in 2002 and
2001, respectively.

See Notes to Financial Statements beginning on page L-1.

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

The notes to financial statements are a combined presentation for AEP and its subsidiary registrants as follows:
                Note                                           Registrant that Note applies to
                ----                                           -------------------------------
1.           General                        AEP, AEGCo, APCo, CPL, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo, WTU

2.           Goodwill and Other
                Intangible Assets           AEP

3.           Acquisitions and
                Dispositions                AEP

4.           Industry Restructuring         AEP, APCo, CPL, CSPCo, I&M, OPCo, SWEPCo, WTU

5.           Rate Matters                   AEP, APCo, CPL, PSO, SWEPCo, WTU

6.           Business Segments              AEP, AEGCo, APCo, CPL, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo, WTU

7.           Financing and Related
                Activities                  AEP, APCo, CPL, I&M, KPCo, OPCo, SWEPCo

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

2.      GOODWILL AND OTHER INTANGIBLE ASSETS

               SFAS 142, "Goodwill and Other Intangible Assets" was effective for AEP on January 1, 2002. The adoption of SFAS 142 requires the transition testing for impairment of all indefinite lived intangibles by the end of the first quarter and initial testing of goodwill by the end of the second quarter of 2002. In the first quarter of 2002, AEP completed testing the goodwill of its domestic operations and its indefinite lived intangible assets and there was no impairment. In the second quarter of 2002 we completed initial testing for goodwill impairment of our UK and Australian retail electricity and supply operations. As a result of that testing, we determined that we had a net transitional impairment loss of $350 million, which is reported as a cumulative effect of an accounting principle change.

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

        Goodwill

               The changes in the carrying amount of goodwill for the six months ended June 30, 2002 by operating segment are:

                                                         Energy
                                      Wholesale          Delivery           Other          AEP Consolidated
                                                                       (in millions)
       Balance January 1, 2002                $340            $37              $ 40                    $417
       Goodwill acquired                         2              -                -                        2
       Goodwill assigned from
        purchase price allocation
        for recent prior period
        acquisitions                            94              -                -                       94
       Transitional impairment loss              -              -               (27)                    (27)
       Non-transitional
        impairment loss                          -              -               (12)                    (12)
       Foreign currency exchange
         rate changes                            6              -                 2                       8
                                              ----            ---              ----                    ----
       Balance June 30, 2002                  $442            $37              $  3                    $482
                                              ====            ===              ====                    ====

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

               The transitional impairment loss related to SEEBOARD goodwill, which is reported as a cumulative effect of an accounting change, is excluded from the above schedule. Under SFAS 144, SEEBOARD's assets, including goodwill, are reported as available for sale on one line in the balance sheet. See Note 3 related to the sale of SEEBOARD and CitiPower.

               As required by SFAS 142 the following tables show the transitional disclosures to adjust reported net income and earnings per share to exclude amortization expense recognized in prior periods related to goodwill and intangible assets that are no longer being amortized and adjustments for changes in amortization periods for intangible assets that continue to be amortized.

       Net Income                                     Six Months Ended June 30,
                                                     2002                  2001
                                                     ----                  ----
                                                        (in millions)
       Reported Net Income (Loss)                     $(107)               $498
       Add back: Goodwill amortization                   -                   19
       Add back amortization for intangibles with
        indefinite lives under SFAS 142                  -                    4
                                                      -----                ----
       Adjusted Net Income (Loss)                     $(107)               $521
                                                      =====                ====

       Earnings Per Share (Basic and Dilutive)        Six Months Ended June 30,
                                                     2002                  2001
                                                     ----                  ----
       Reported Earnings (Loss) per Share           $(0.33)               $1.54
       Add back: Goodwill amortization                 -                   0.06
       Add back amortization for intangibles with
        indefinite lives under SFAS 142                -                    -
                                                    ------                -----
       Adjusted Earnings (Loss) per Share           $(0.33)               $1.60
                                                    ======                =====

       Acquired Intangible Assets

               Acquired intangible assets subject to amortization are $42 million at June 30, 2002 and $53 million at December 31, 2001 net of accumulated amortization. The gross carrying amount and accumulated amortization by major asset class are:

                                              June 30, 2002                               December 31, 2001
                               Gross Carrying           Accumulated          Gross Carrying          Accumulated
                               Amount                   Amortization         Amount                  Amortization
                                              (in millions)                                 (in millions)
       CitiPower retail
        supply licenses                     $ -                     $-                   $24                      $4
       Dolet Hills advanced
        Royalties                            35                      3                    35                       2
       Unpatented Technology                 10                      -                     -                       -
                                            ---                     --                   ---                      --
       Totals                               $45                     $3                   $59                      $6
                                            ===                     ==                   ===                      ==

               Amortization of intangible assets was $2 million for the six months ended June 30, 2002. Estimated aggregate amortization expense is $4.5 million for each year 2003 through 2008.

               Acquired intangible assets no longer subject to amortization are comprised of distribution licenses for CitiPower operating franchises with a carrying amount of $324 million and $421 million at June 30, 2002 and December 31, 2001. The reduction in the carrying values of the CitiPower retail supply and distribution licenses since December 31, 2001 results from impairment charges recorded in the second quarter of 2002 and changes in the foreign currency exchange rate. See Note 3 related to the pending sale of CitiPower.

3.      ACQUISITIONS AND DISPOSITIONS

        Disposition of SEEBOARD

                  On June 18, 2002, AEP, through a wholly owned subsidiary, entered into an agreement, subject to European Union ("EU") approval, to sell its consolidated subsidiary SEEBOARD, a UK electricity supply and distribution company. EU approval was received July 25, 2002 and the sale was completed on July 29, 2002. AEP received approximately $1.04 billion in cash from the sale, subject to a working capital true up, and the buyer assumed SEEBOARD debt of approximately $1.12 billion, resulting in a net impairment loss of $345 million using June 30, 2002 exchange rates. In accordance with SFAS 144 the results of operations of SEEBOARD have been classified as discontinued operations in the accompanying financial statements. $22 million of the net impairment loss was recorded in the second quarter and is classified as discontinued operations. The remaining $323 million of the net loss has been classified as a transitional impairment loss from the adoption of SFAS 142 (see Note 2) and has been reported as a cumulative effect of an accounting change retroactive to January 1, 2002. Proceeds from the sale of SEEBOARD were used to pay down bank facilities and short-term debt.

                  The assets and liabilities of SEEBOARD have been aggregated on the balance sheet as assets held for sale and liabilities held for sale. The major classes of SEEBOARD's assets and liabilities held for sale are:
                                            June 30, 2002    December 31, 2001
                                                       (in millions)
        Assets
         Current Assets                             $  324             $  324
         Plant, Property and Equipment, Net          1,457              1,283
         Goodwill                                      867              1,129
         Other Assets                                  102                 96
                                                    ------             ------
          Total Assets Held For Sale                $2,750             $2,832
                                                    ======             ======

        Liabilities
         Current Liabilities                        $  881             $  752
         Long-term Debt                                739                701
         Deferred Income Taxes                         327                268
         Other Liabilities                               8                 77
                                                    ------             ------
          Total Liabilities Held For Sale           $1,955             $1,798
                                                    ======             ======


         Disposition of CitiPower

                  On July 19, 2002, AEP, through a wholly owned subsidiary entered into an agreement to sell Citipower, a retail electricity and gas supply and distribution subsidiary in Australia. AEP will receive net cash of approximately $181 million and the buyer will assume CitiPower debt of approximately $774 million. The transaction is subject to a net asset true up and is anticipated to close in the third quarter of 2002. AEP recorded a net impairment charge totaling $125 million. $98 million was recorded in the second quarter of 2002 and relates to an impairment loss on the distribution license intangible asset. The remaining $27 million of net impairment loss has been classified as a transitional goodwill impairment loss from the adoption of SFAS 142 (see Note 2) and has been recorded as a cumulative effect of an accounting change retroactive to January 1, 2002.

                  Since the transaction occurred after the balance sheet date of June 30, 2002, but before the issuance of the financial statements, CitiPower's results of operation were not classified as discontinued operation in accordance with SFAS 144. CitiPower's results of operation will be reclassified as discontinued operations in the third quarter. Also, CitiPower's assets and liabilities have not been aggregated on the balance sheet as assets held for sale and liabilities held for sale. This too will occur in the third quarter in accordance with SFAS 144.

         Acquisition of European Trading

                  In January 2002 AEP acquired for $2 million the existing trading operations, including 34 key staff, of Enron's Norway and Sweden-based energy trading businesses. Results of operations are included in AEP's consolidated income statements from the acquisition date. Based on a preliminary purchase price allocation the excess of cost over fair value of the net assets acquired is approximately $2 million which is recorded as goodwill. The allocation of the purchase price is subject to revision after completion of a final appraisal of the fair values of the assets acquired and liabilities assumed.

         REPs Transfer

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

                 On June 27, 2002, the Ohio Consumers' Counsel, Industrial Energy Users - Ohio and American Municipal Power - Ohio filed a complaint with the PUCO alleging that CSPCo and OPCo have violated the PUCO's orders regarding implementation of their transition plan and violated other applicable law by failing to participate in an RTO.

                 The complainants seek, among other relief, an order from the PUCO suspending collection of transition charges by CSPCo and OPCo until transfer of control of their transmission assets has occurred and imposing a $25,000 per company forfeiture for each day AEP fails to comply with its commitment to transfer control of transmission assets to an RTO.

                 Due to FERC delays in the approval of our RTO filings, CSPCo and OPCo have been unable to implement their RTO participation plan. Management is unable to predict the timing of FERC's final approval of RTOs and the timing of an RTO being operational or the outcome of this proceeding before the PUCO.

        Virginia Restructuring - Affecting AEP and APCo

               On January 1, 2002, choice of electricity supplier for retail customers began in Virginia. Presently, APCo continues to service virtually all its previous customers. Pursuant to settlement agreements and terms of the restructuring law, APCo's capped rates are the rates which were in effect on July 1, 1999 and no wires charge will be collected during 2002. However, the Virginia restructuring law allows rates to be adjusted in certain circumstances including changes in fuel prices (see Note 5). See the 2001 Annual Report for further discussion of Virginia restructuring.

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

                In February 2002, CPL through a subsidiary, issued $797 million of transition notes approved under the securization provisions in the Texas Restructuring Legislation. The transition notes provide more economical financing for certain transition generation-related regulatory assets during their recovery period.

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

                 Two unaffiliated Texas utilities reached settlement agreements approved by the PUCT regarding recovery of stranded generation costs. CPL is not presently engaged in any settlement discussions with the PUCT. CPL's generation-related regulatory assets subject to recovery as stranded costs are approximately $1.1 billion of which $949 million has been securitized pending the 2004 true-up proceeding's determination of stranded costs recovery including the recovery of stranded generation-related regulatory assets. WTU and SWEPCo do not have any recoverable Texas generation-related regulatory assets.

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

                 Beginning  January 1, 2002, fuel costs for CPL and WTU in ERCOT are no longer subject to PUCT fuel reconciliation proceedings. Consequently, CPL and WTU will file a final fuel reconciliation with the PUCT which reconciles their fuel costs through the period ending December 31, 2001. As discussed in Note 5 "Rate Matters", WTU filed its final fuel reconciliation for its ERCOT service territory with the PUCT in June 2002. These final fuel balances will be included in each company's 2004 true-up proceeding. The elimination of the fuel clause recoveries in 2002 in Texas will subject AEP, CPL and WTU to the risk of fuel market price increases and could adversely affect results of operations.

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

                  Management has concluded that as of June 30, 2002 the requirements to apply SFAS 71 continue to be met since I&M's rates for generation in Michigan continue to be cost-based regulated. As a result I&M has not yet discontinued regulatory accounting under SFAS 71.

        West Virginia Restructuring - Affecting AEP and APCo

                  As discussed in Note 7 of the 2001 Annual Report, the West Virginia Legislature in 2000 approved an electricity restructuring plan. Before implementation of the plan, the West Virginia Legislature needed to enact legislation to preserve the revenues of state and local government. In the past two legislative sessions, which usually end in March each year, the West Virginia Legislature has not enacted the required legislation. Due to the lack of activity, the Public Service Commission of West Virginia closed two proceedings related to electricity restructuring in the summer of 2002.

                  The two West Virginia Commission orders related to the dismissal of the respective dockets intended originally to determine whether West Virginia should deregulate the generation business, and to develop the Commission's Deregulation Plan and related Commission rules to implement the Plan.

                  Management is currently reviewing the impact of these two orders to determine if the West Virginia Jurisdiction meets the conditions to apply SFAS 71.

5.      RATE MATTERS

      Fuel Reconciliation - Affecting AEP and WTU

                  In June 2002 WTU filed with the PUCT to reconcile fuel costs and to defer any unrecovered portion applicable to retail sales within its ERCOT service area for inclusion in the 2004 true-up proceeding. This reconciliation for the period of July 2000 through December 2001 will be the final fuel reconciliation for WTU's ERCOT service territory. Texas restructuring legislation eliminated fuel clause recovery mechanisms beginning in 2002 for the ERCOT area and provides for a 2004 true-up proceeding to determine recovery of final fuel balances. At December 31, 2001, the under-recovery balance associated with WTU's ERCOT service area was $26.4 million including interest. WTU also requested authority to surcharge its SPP customers. WTU's SPP customers will continue to be subject to fuel reconciliations until competition begins. The under-recovery balance at December 31, 2001 for WTU's service within SPP was $0.7 million including interest. During the reconciliation period, WTU incurred $292.7 million of eligible fuel and fuel related expenses serving both ERCOT and SPP retail customers. The PUCT is not expected to act on this issue prior to the end of 2002.

      FERC Wholesale Fuel Complaint - Affecting AEP and WTU

                  As discussed in Note 5 of the 2001 Annual Report, certain WTU wholesale customers filed a complaint with FERC alleging that WTU had overcharged them through the fuel adjustment clause for certain purchased power costs since 1997. The customers allege WTU had billed them for not only the cost of a 1999 Oklaunion plant outage, but also certain additional costs that are not permissible under the fuel adjustment clause.

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

      Texas Retail Price-to-Beat Rates - Affecting AEP

            AEP subsidiaries which are the Texas retail electric providers (REP) for the ERCOT area, CPL REP and WTU REP, filed with the PUCT in May 2002 to increase the fuel portion of their "price-to-beat" rate in compliance with the Texas Restructuring Legislation and rules issued by the PUCT. The Texas legislation provides for the adjustment of the fuel portion of the rate up to twice annually based on changes in the market price of fuel using a natural gas price index. On July 15, 2002, the PUCT required further hearings to reconsider the validity of their existing rules for fuel factor adjustments. On July 24, 2002, CPL REP and WTU REP filed a petition with the District Court seeking an injunction commanding the PUCT to proceed to a final order based on the existing rules and prohibiting the PUCT from conducting a remand proceeding. The District Court issued an order on August 9, 2002 requiring the PUCT to comply with the existing rules. CPL REP and WTU REP are unable to predict the response of the PUCT to the Court's order and when or if they will be able to adjust the fuel portion of their "price-to-beat" rates. A delay or denial of CPL REP's or WTU REP's request to increase the fuel portion of their "price-to-beat" rates could reduce AEP's future results of operations and cash flows.

      FERC Transmission Rates - Affecting AEP, CPL, PSO, SWEPCo and WTU

            In November 2001 FERC issued an order requiring CPL, PSO, SWEPCo and WTU to submit revised open access transmission tariffs, and calculate and issue refunds for overcharges from January 1, 1997. The order resulted from a remand by an appeals court of a tariff compliance filing order issued in November 1998 that had been appealed by certain customers. CPL and WTU recorded refund provisions of $1.7 million and $0.7 million, respectively, including interest in 2001 for this order. PSO and SWEPCo recorded $100,000 each in 2001 for this order making the AEP total $2.6 million. On July 26, 2002, FERC approved a revised open access transmission tariff. Refunds are to be completed within 30 days. The amount of the refunds are being calculated. Management does not expect the refunds to be materially different from the amounts provided in 2001.

      Texas Transmission Cost Recovery - Affecting AEP, CPL and WTU

            On July 15, 2002, CPL and WTU filed a petition to update their Transmission Cost Recovery Factor (TCRF) as of September 1, 2002. The TCRF allows for the pass through of changes in wholesale transmission costs billed to the distribution service providers by transmission service providers. CPL and WTU are seeking TCRF increases of $0.8 million and $0.2 million, respectively. The requested increases include amounts for an interim increase granted by the PUCT for one unaffiliated transmission service provider. The PUCT has not ruled on whether interim amounts qualify for a TCRF. If the interim amount is disallowed, CPL's and WTU's increase would be reduced to $0.4 million and $0.1 million, respectively.

      Virginia Fuel Rate Filing - Affecting AEP and APCo

            In July 2002 APCo filed with the Virginia SCC requesting an increase in fuel rates effective January 1, 2003. The request would increase annual revenues by approximately $28 million. A public hearing is scheduled for September 23, 2002 related to this filing.

6.      BUSINESS SEGMENTS

                  AEP has three business segments: Wholesale, Energy Delivery and Other. The business activities of each of these segments are as follows:

         Wholesale
         o Generation of electricity for sale to retail and wholesale customers,
         o Marketing  and trading of  electricity,  gas and coal.
         o Gas pipeline and storage services and other energy supply related business
         o Coal mining, bulk commodity barging operations and other energy supply related businesses

         Energy Delivery
         o Domestic electricity transmission
         o Domestic electricity distribution

         Other
         o Foreign electricity distribution and supply investments
         o Telecommunication services

                  Segment results of operations for the six months ended June 30, 2002 and 2001 are shown below. These amounts include certain estimates and allocations where necessary.

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

                                                                          Energy    Other        Reconciling
                                                              Wholesale   Delivery  Investments  Adjustments   Consolidated
        June 30, 2002                                                                       (in millions)
        Revenues from:
          External customers                                    $26,002    $1,694       $  246     $  -            $27,942
          Transactions with other operating segments             (1,151)       (5)        (486)     (1,642)
        Segment EBIT                                                477       461         (174)                        764
        Total assets                                             35,544    13,190        2,424                      51,158

        June 30, 2001 Revenues from:
          External customers                                     26,034     1,672          238                      27,944
          Transaction with other operating segments               1,067        10           30      (1,107)         -
        Segment EBIT                                                845       483          142         (71)          1,399
        Total assets                                             29,566    14,379        7,539      (1,257) (a)     50,227

        (a) Reconciling adjustment for Total Assets:
            Eliminate intercompany balances                                                         (1,448)
            Corporate assets                                                                            37
            Other                                                                                      154
                                                                                                   -------
                                                                                                   $(1,257)
                                                                                                   =======

               All of the registrant subsidiaries except AEGCo have two business segments. The segment results for each of these subsidiaries are reported in the table below. AEGCo has one segment, a wholesale generation business. AEGCo's results of operations are reported in AEGCo's financial statements.

                                                    Six Months Ended                            Six Months Ended
                                                      June 30, 2002                               June 30, 2001
                                                    Segment                                      Segment
                                       Revenues     EBIT         Total Assets       Revenues     EBIT          Total Assets
        Wholesale Segment                                     (in thousands)                               (in thousands)
        APCo                            $2,463,966     $111,292    $3,229,545        $3,523,410   $107,415         $3,666,392
        CPL                                591,805       67,406     3,047,642           973,148    133,446          2,935,249
        CSPCo                            1,636,821      116,606     2,249,185         2,015,358    119,544          2,499,506
        I&M                              1,870,602        7,886     3,649,646         2,394,505     86,108          3,994,291
        KPCo                               601,795        8,225       681,177           831,124      4,162            772,669
        OPCo                             2,394,324      192,718     3,473,145         3,061,833    125,565          3,927,606
        PSO                                378,279        5,684       872,625           644,622     12,124            859,240
        SWEPCo                             532,914       26,357     1,171,373           696,457     32,036          1,184,118
        WTU                                204,086        5,088       418,221           306,515      1,335            400,251

                                                     Segment                                     Segment
                                       Revenues      EBIT        Total Assets       Revenues     EBIT          Total Assets
        Energy Delivery Segment                         (in thousands)                              (in thousands)
        APCo                             $294,470      $108,841    $2,547,817         $300,021     $115,711        $2,892,449
        CPL                               288,955        80,406     2,188,857          278,763       65,612         2,108,135
        CSPCo                             225,610        39,950     1,265,166          219,310       44,065         1,405,972
        I&M                               153,194        72,365     1,647,373          156,907       61,410         1,802,938
        KPCo                               66,514        29,053       659,723           67,164       27,246           748,333
        OPCo                              284,904        42,851     1,936,738          265,009       58,512         2,190,161
        PSO                               122,547        28,639       972,249          109,711       23,187           957,334
        SWEPCo                            152,943        39,635     1,219,185          164,027       51,909         1,232,449
        WTU                                79,179        12,313       556,654           81,330       21,041           532,734

        Registrant Subsidiaries
        Company Total                  Revenues     EBIT         Total Assets       Revenues     EBIT          Total Assets
                                                        (in thousands)                              (in thousands)
        APCo                            $2,758,436     $220,133    $5,777,362        $3,823,431      $223,126      $6,558,841
        CPL                                880,760      147,812     5,236,499         1,251,911       199,058       5,043,384
        CSPCo                            1,862,431      156,556     3,514,351         2,234,668       163,609       3,905,478
        I&M                              2,023,796       80,251     5,297,019         2,551,412       147,518       5,797,229
        KPCo                               668,309       37,278     1,340,900           898,288        31,408       1,521,002
        OPCo                             2,679,228      235,569     5,409,883         3,326,842       184,077       6,117,767
        PSO                                500,826       34,323     1,844,874           754,333        35,311       1,816,574
        SWEPCo                             685,857       65,992     2,390,558           860,484        83,945       2,416,567
        WTU                                283,265       17,401       974,875           387,845        22,376         932,985

7.      FINANCING AND RELATED ACTIVITIES

        Equity Units

                 In June 2002,  AEP issued 6.9 million  equity  units at $50 per unit ($345 million). Each equity-linked security consists of a forward purchase contract and a senior note issued by AEP. The forward purchase contracts obligate the holders to purchase from AEP shares of AEP common stock on the stock purchase date of August 16, 2005. The purchase price per equity unit is $50. The number of shares to be purchased under the forward purchase contract will be determined under a formula based upon the average closing price of AEP common stock near the stock purchase date. The senior notes have a principal amount of $50 each and mature on August 16, 2007. The senior notes are pledged as collateral to secure the purchase of common stock under the forward purchase contracts. Holders may satisfy their obligation under the forward purchase contracts by allowing the senior notes to be remarketed. The proceeds from the remarketing will be used to purchase a portfolio of U.S. treasury securities that holders pledge to AEP to secure their obligations under the forward purchase contracts. Alternatively, holders may choose to continue holding the senior notes and use other resources as consideration for the purchase of stock under the forward purchase contracts.

                 AEP will make quarterly interest payments on the senior notes at the initial annual rate of 5.75%. The interest rate can be reset through a remarketing, which is initially scheduled for May 2005. AEP will pay the purchaser contract adjustment payments at the annual rate of 3.50% on the forward purchase contracts.

                 The present value of the contract adjustment payments has been recorded as a liability in equity unit senior notes offset by a charge to paid-in capital. Interest payments on the senior notes are reported as interest expense and contract adjustment payments are charged against the liability. Accretion of the contract adjustment payment liability is reported as interest expense. We apply the treasury stock method to the equity units to calculate diluted earnings per share.

         Common Stock

                 In June 2002, AEP issued 16 million shares of common stock at $40.90 per share through an equity offering and received net proceeds of $634 million. Proceeds from the sale of equity units and common stock were used to pay down short-term debt and establish a cash liquidity reserve fund.

          Issuances and Retirements of Long-term Debt

               In the first quarter of 2002, CPL Transition Funding LLC, a subsidiary of CPL, issued $797 million of transition notes under the provisions of the Texas Restructuring Legislation (See Note 4). The proceeds were used to reduce CPL's debt and retire 4.5 million shares of CPL's common stock.

The notes were issued under the following classes:

                   Principal     Interest    Scheduled Final      Final
        Class        Amount        Rate      Payment Date      Maturity Date
        -----      ---------     --------    ---------------   -------------
              (in millions)     (%)

        A-1           129          3.54        2005               2007
        A-2           154          5.01        2008               2010
        A-3           107          5.56        2010               2012
        A-4           215          5.96        2013               2015
        A-5           192          6.25        2016               2017

        Other issuances and retirements of long-term debt and other securities during the first six months of 2002 were:

                    Type of                   Principal   Interest
        Company       Debt                      Amount      Rate       Due Date
        -------     -------                   ---------   --------     --------
        Issuances                           (in millions)    (%)
        ---------
        APCo       Senior Unsecured Notes      $  450        4.80      2005
        I&M        Installment Purchase Contracts  50        4.90      2025
        KPCo       Senior Unsecured Notes         125        5.50      2007
        SWEPCo     Senior Unsecured Notes         200        4.50      2005
        Non-Registrant
         AEP Subs. Revolving Credit Agreement     143        Variable  2003
        Retirements
        CPL        Senior Unsecured Notes        $150        Variable  2002
        I&M        Installment Purchase Contract   50        Variable  2014
        KPCo       First Mortgage Bonds            15        7.90      2023
        OPCo       First Mortgage Bonds             5        8.80      2022
        SWEPCo     Senior Unsecured Notes         150        Variable  2002
        Non-Registrant
         AEP Subs. Notes Payable                   12        Variable  2002-2007

        Related Activities

                 AEP Credit renewed its sale of receivables agreement during the second quarter of 2002. At June 30, 2002, the sale of receivables agreement provided commitments of $600 million to purchase receivables from AEP Credit, of which $455 million was outstanding. All of the receivables sold, represented affiliate receivables. The commitment's new term under the sale of receivables agreement will remain at $600 million until May 28, 2003. AEP Credit maintains a retained interest in the receivables sold and this interest is pledged as collateral for the collection of the receivables sold. The fair value of the retained interest is based on book value due to the short-term nature of the accounts receivables less an allowance for anticipated uncollectible accounts.

                 In April 2002, AEP closed on a bridge loan facility consisting of a $1,125 million 364-day revolving credit facility and a $600 million 364-day term loan facility to prepare for corporate separation. We borrowed $600 million under the term loan facility and loaned the amounts borrowed to CPL ($200 million), CSPCo ($250 million) and OPCo ($150 million). Pricing on the facilities and intercompany loans is based on a spread over LIBOR.

                 AEP has available $3.5 billion in bank facilities consisting of a $2.5 billion 364-day facility and a $1.0 billion five-year facility maturing on May 31, 2005. On May 22, 2002, AEP renewed the $2.5 billion facility for another year extending the maturity date to May 21, 2003.

                 Upon the issuance of the $450 million 4.80% unsecured notes due in 2005, APCo announced the following debt would be redeemed in July; $75 million of 8.25% junior subordinated debentures due 2026, $90 million of 8% junior subordinated debentures due 2027, $40 million of 6.65% first mortgage bonds due 2003 and $30 million of 6.85% first mortgage bonds due 2003.

                 Upon issuance of the $125 million 5.50% unsecured notes due 2007, KPCo announced the redemption of $45 million of first mortgage bonds on August 1.

                 In preparation for corporate restructuring, management announced the following bonds would be redeemed in July, CSPCo's $72.8 million remaining outstanding principal amount of the 8-3/8% junior subordinated debentures due 2025 and $40 million of the 7.92% junior subordinated debentures due 2027 and OPCo's $85 million remaining outstanding principal of the 8.16% junior subordinated debentures due 2025 and $50 million of the 7.92% junior subordinated debentures due 2027.

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

               The NOx Rule required states to submit plans to comply with its provisions. In 2000 Federal EPA ruled that eleven states, including states in which AEGCo's, APCo's, CSPCo's, I&M's, KPCo's and OPCo's generating units are located, failed to submit approvable compliance plans which could have resulted in the imposition of stringent sanctions including limits on construction of new sources of air emissions, loss of federal highway funding and possible Federal EPA assumption of state air quality management programs. Most of those states have submitted conforming compliance plans and the appeal filed by AEP subsidiaries and other utilities in the D.C. Circuit Court to review this ruling has been dismissed.

               In 2000  Federal EPA also adopted a revised rule (the Section 126
        Rule) granting petitions filed by certain northeastern states under the Clean Air Act. The rule imposed emissions reduction requirements comparable to the NOx Rule beginning May 1, 2003, for most of AEP's coal-fired generating units. Affected utilities including certain AEP operating companies, petitioned the D.C. Circuit Court to review the
        Section 126 Rule.

               After review, the D.C. Circuit Court instructed Federal EPA to justify the methods it used to allocate allowances and project growth for both the NOx Rule and the Section 126 Rule. AEP subsidiaries and other utilities requested that the D.C. Circuit Court vacate the Section 126 Rule or suspend its May 2003 compliance date. In August 2001 the D.C. Circuit Court issued an order tolling the compliance schedule until Federal EPA responded to the Court's remand. On April 30, 2002, Federal EPA announced that May 31, 2004 is the compliance date for the Section 126 Rule. Federal EPA published a notice in the Federal Register in May 2002 advising that no changes in the growth factors used to set the NOx budgets were warranted. In June 2002 AEP subsidiaries joined other utilities and industrial organizations in seeking a review of Federal EPA's action in the D.C. Circuit Court.

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

               Our estimates indicate that AEP's compliance with the NOx Rule, the Texas Natural Resource Conservation Commission rule and the Section 126 Rule could result in required capital expenditures of approximately $1.6 billion, including amounts spent through June 30, 2002. Estimated compliance costs by registrant subsidiaries are as follows:

                                         Estimated
                                     Compliance Costs
                                     ----------------
                                       (in millions)
               AEGCo                       $125
               APCo                         365
               CPL                           57
               CSPCo                        106
               I&M                          202
               KPCo                         160
               OPCo                         606
               SWEPCo                        28

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

               In connection with the acquisition of HPL, we acquired from BAM Lease Company, a now-bankrupt subsidiary of Enron, the right to use under a 30-year lease, with a renewal right for another 20 years, the Bammel gas storage facility. The lease includes the use of the Bammel storage reservoir and the related above ground compression, treating and delivery systems. We also entered into a "right to use" agreement with BAM Lease Company which allows us to use approximately 55 billion cubic feet of cushion gas (or pad gas) required for the normal operation of the facility. The Bammel Trust which purportedly owned the cushion gas had entered into a financing arrangement with a group of banks. These banks purported to have certain rights to the cushion gas in certain events of default. We have been informed by the banks of Bammel Trust's default under the terms of their financing agreement. The banks filed a lawsuit against HPL seeking a declaratory judgment that they have a valid and enforceable security interest in this cushion gas which would permit them to cause the withdrawal of this gas from the storage facility. Management is unable to predict the outcome of this lawsuit or its impact on results of operation and cash flows.

               In the fourth quarter of 2001 AEP provided $47 million ($31 million net of tax) for our estimated loss from the Enron bankruptcy. The amounts for certain subsidiary registrants were:

                                                                      Amounts
                                           Amounts                     Net of
        Registrant                        Provided                      Tax
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

               If there are any adverse unforeseen developments in the bankruptcy proceeding or in the lawsuit related to the cushion gas financing agreement, our future results of operations, cash flows and possibly financial condition could be adversely impacted.

        Energy Market Investigations - Affecting AEP

               In February 2002 the FERC issued an order directing its Staff to conduct a fact-finding investigation into whether any entity, including Enron Corp., manipulated short-term prices in electric energy or natural gas markets in the West or otherwise exercised undue influence over wholesale prices in the West, for the period January 1, 2000, forward. In April 2002 AEP furnished certain information to the FERC in response to their related data request.

               Pursuant to the FERC's February order, on May 8, 2002, the FERC issued further data requests, including requests for admissions, with respect to certain trading strategies engaged in by Enron Corp. and, allegedly, traders of other companies active in the wholesale electricity and ancillary services markets in the West, particularly California, during the years 2000 and 2001. This data request was issued to AEP as part of a group of over 100 entities designated by the FERC as all sellers of wholesale electricity and/or ancillary services to the California Independent System Operator and/or the California Power Exchange.

               The May 8, 2002 FERC data request required senior management to conduct an investigation into our trading activities during 2000 and 2001 and to provide an affidavit as to whether we engaged in certain trading practices that the FERC characterized in the data request as being potentially manipulative. Senior management complied with the order and denied our involvement with those trading practices.

               On May 21, 2002, the FERC issued a further data request with respect to this matter to us and over 100 other market participants requesting information for the years 2000 and 2001 concerning "wash", "round trip" or "sale/buy back" trading in the Western System Coordinating Council (WSCC), which involves the sale of an electricity product to another company together with a simultaneous purchase of the same product at the same price (collectively, "wash sales"). Similarly, on May 22, 2002, the FERC issued an additional data request with respect to this matter to us and other market participants requesting similar information for the same period with respect to the sale of natural gas products in the WSCC and Texas. After reviewing our records, we responded to the FERC that we did not participate in any "wash sale" transactions involving power or gas in the relevant market. We further informed the FERC that certain of our traders did engage in trades on the Intercontinental Exchange, an electronic electricity trading platform owned by a group of electricity trading companies, including us, on September 21, 2001, the day on which all brokerage commissions for trades on that exchange were donated to charities for the victims of the September 11, 2001 terrorist attacks, which do not meet the FERC criteria for a "wash sale" but do have certain characteristics in common with such sales. In response to a request from the California attorney general for a copy of AEP's responses to the FERC inquires, we provided the pertinent information.

               The PUCT also issued similar data requests to AEP and other power marketers. AEP responded to such data request by the July 2, 2002 response date. The US Commodity Futures Trading Commission (CFTC) issued a subpoena to us on June 17, 2002 requesting information with respect to "wash sale" trading practices. We responded to CFTC. In addition, the US Department of Justice made a civil investigation demand to us and other electric generating companies concerning their investigation of the Intercontinental Exchange. We have recently completed a review of our trading activities in the United States for the last three years involving sequential trades with the same terms and counterparties. The revenue from such trading is not material to our financial statements. We believe that substantially all these transactions involve economic substance and risk transference and do not constitute "wash sales".

        FERC Proposed Security Standards

               In July 2002 the FERC published for comment its proposed security standards as part of the Standards for Market Design (SMD). These standards are intended to ensure all market participants have a basic security program that effectively protects the electric grid and related market activities and require compliance by January 1, 2004. The impact of these proposed standards is far-reaching and has significant penalties for non-compliance. These standards apply to marketers, transmission owners, and power producers. For the AEP System this includes: regulated and non-regulated power generation plants, transmission systems, distribution systems, regulated and non-regulated energy trading, and related areas of business. These standards represent a significant effort that will impact the entire AEP System. Unless the cost can be recovered from customers, results of operations and cash flows would be adversely affected.

        FERC Market Power Mitigation

               A FERC order on AEP's triennial market based wholesale power rate authorization update required certain mitigation actions that AEP would need to take for sales/purchases within its control area and required AEP to post information on its website regarding its power systems status. As a result of a request for rehearing filed by AEP and other market participants, FERC issued an order delaying the effective date of the mitigation plan until after a planned technical conference on market power determination. No such conference has been held and management is unable to predict the timing of any further action by the FERC or its affect on future results of operations and cash flows.

        Minority Interest in Finance Subsidiary - Affecting AEP

               In August 2001, AEP formed Caddis Partners, LLC (Caddis), a consolidated subsidiary, and sold a non-controlling preferred member interest in Caddis to an unconsolidated special purpose entity (Steelhead) for $750 million. Under the provisions of the Caddis formation agreements, the preferred member interest receives quarterly a preferred return equal to an adjusted floating reference rate. The $750 million received replaced interim funding used to acquire Houston Pipe Line Company in June 2001.

               The preferred interest is supported by natural gas pipeline assets and $321.4 million of preferred stock issued by an AEP subsidiary to the AEP affiliate which has the managing member interest in Caddis. Such preferred stock is convertible into AEP common stock upon the occurrence of certain events including AEP's stock price closing below $18.75 for ten consecutive trading days. AEP can elect not to have the transaction supported by such preferred stock if the preferred interest were reduced by $225 million. In addition, Caddis has the right to redeem the preferred member interest at any time.

               The initial period of the preferred interest is through August 2006. At the end of the initial period, Caddis will either reset the preferred rate, re-market the preferred member interests to new investors, redeem the preferred member interests, in whole or in part including accrued return, or liquidate in accordance with the provisions of applicable agreements.

               Steelhead has the right to terminate the transaction and liquidate Caddis upon the occurrence of certain events including a default in the payment of the preferred return. Steelhead's rights include: forcing a liquidation of Caddis and acting as the liquidator, and requiring the conversion of the $321.4 million of AEP subsidiary preferred stock into AEP common stock. If the preferred member interest exercised its rights to liquidate under these conditions, then AEP would evaluate whether to refinance at that time or relinquish the assets that support the preferred member interest. Liquidation of the preferred interest or of Caddis could negatively impact AEP's liquidity.

               Caddis and the AEP subsidiary which acts as its managing member are each a limited liability company, with a separate existence and identity from its members, and the assets of each are separate and legally distinct from AEP. The results of operations, cash flows and financial position of Caddis and such managing member are consolidated with AEP for financial reporting purposes. The preferred member interest and payments of the preferred return are reported on AEP's income statement and balance sheet as Minority Interest in Finance Subsidiary.

        Foreign Distribution Projects - Affecting AEP

               We own a 44% equity interest in Vale, a Brazilian electric operating company which was purchased for a total of $149 million. On December 1, 2001 we converted a $66 million note receivable and accrued interest into a 20% equity interest in Caiua (Brazilian electric operating company), a subsidiary of Vale. Vale and Caiua have experienced losses from operations and our investment has been affected by the devaluation of the Brazilian Real. The cumulative equity share of operating and foreign currency translation losses through June 30, 2002 is approximately $47 million and $58 million, respectively, net of tax. The cumulative equity share of operating and foreign currency translation losses through December 31, 2001 is approximately $46 million and $54 million, respectively, net of tax. Both investments are covered by a put option, which, if exercised, requires our partners in Vale to purchase our Vale and Caiua shares at a minimum price equal to the U.S. dollar equivalent of the original purchase price. As a result, management has concluded that the investment carrying amount should not be reduced below the put option value unless it is deemed to be an other than temporary impairment and our partners in Vale are deemed unable to fulfill their responsibilities under the put option. In January 2002, management evaluated through an independent third-party, the ability of its Vale partners to fulfill their responsibilities under the put option agreement and concluded that our partners should be able to fulfill their responsibilities.

               Management believes that the decline in the value of its investment in Vale in US dollars is not other than temporary. As a result and pursuant to the put option agreement, these losses have not been applied to reduce the carrying values of the Vale and Caiua investments. As a result we will not recognize any future earnings from Vale and Caiua until the operating losses are recovered. In addition, our partners have a principal payment due in November 2002 in the amount of $55 million. Our partners plan to refinance the debt before the payment comes due. Should the impairment of our investment become other than temporary due to our partners in Vale becoming unable to fulfill their responsibilities, it would have an adverse effect on future results of operations.

               Management will continue to monitor both the status of the losses and its partners ability to fulfill their obligations under the put option.

        Investments in Telecommunications Companies - Affecting AEP

               AEP provides telecommunications services to business and telecommunication companies through a broadband fiber optic network. AEP conducts its operations through an ownership interest in a joint venture, AFN Networks, LLC (AFN), and through its AEP Communications and C3 subsidiaries.

               Management is currently reassessing its telecommunications business strategy and considering certain changes that could include additional investment in AFN, possible financial control of the joint venture's operations, and a reorganization of its other telecommunications operations in order to optimize the value of such assets. The review of the telecommunications business strategy is expected to be completed in the third quarter of 2002. In connection with the completion of this assessment and reorganization activities, management will review its investment in telecommunication companies for any impairment of value. Management is unable to determine whether there is any impairment until such evaluation is complete. At June 30, 2002 AEP's investment in telecommunications companies was approximately $252 million.

        Other

               AEP and its subsidiary registrants continue to be involved in certain other matters discussed in the 2001 Annual Report.

           REGISTRANTS' COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION, CONTINGENCIES AND OTHER MATTERS

        This is our combined presentation of management's discussion and analysis of financial condition, contingencies and other matters for AEP and its registrant subsidiaries. Management's discussion and analysis of results of operations for AEP and each of its registrant subsidiaries for the quarter and year-to-date period ended June 30, 2002 is presented with their financial statements earlier in this document.
FINANCIAL CONDITION
        The rating agencies have been conducting credit reviews of AEP and its registrant subsidiaries as we prepare for corporate separation. In April 2002 Moody's Investors Service placed AEP and five of its registrant subsidiaries (CPL, CSPCo, OPCo, SWEPCo and WTU) on credit rating watch for possible downgrade. The review of SWEPCo could conclude with more than a one notch downgrade. Moody's confirmed the credit ratings of four of AEP registrant subsidiaries (APCo, I&M, KPCo, and PSO). In May 2002, Standard & Poors confirmed AEP and its registrant subsidiaries senior unsecured debt rating. First Mortgage Bond ratings of all the registrant subsidiaries were lowered to "BBB+" from "A". AEP's commercial paper programs short-term ratings of A2 and P2 were confirmed by Moody's and Standard and Poor's, respectively.
        The review of the companies' debt position and credit rating is being completed in anticipation of corporate separation. We are working with the rating agencies and providing information to support AEP's current credit rating. If our credit ratings are lowered, the interest rates we pay on borrowings will potentially rise thereby increasing our interest expense unless we can reduce our borrowings.
        At June 30, 2002, the ratings of AEP's subsidiaries' first mortgage bonds are listed in the following table:

Company                      Moody's      S&P        Fitch

APCo                         A3           BBB+       A-
CPL                          A3           BBB+       A
CSPCo                        A3           BBB+       A
I&M                          Baa1         BBB+       BBB+
KPCo                         Baa1         BBB+       BBB+
OPCo                         A3           BBB+       A-
PSO                          A1           BBB+       A+
SWEPCo                       A1           BBB+       A
WTU                          A2           BBB+       A

         The ratings at June 30, 2002 for senior unsecured debt are listed in the following table:

Company                      Moody's      S&P        Fitch

aEP                          Baa1         BBB+       BBB+
AEP Resources*               Baa1         BBB+       BBB+
APCo                         Baa1         BBB+       BBB+
CPL                          Baa1         BBB+       BBB+
CSPCo                        A3           BBB+       A-
I&M                          Baa2         BBB+       BBB
KPCo                         Baa2         BBB+       BBB
OPCo                         A3           BBB+       BBB+
PSO                          A2           BBB+       A
SWEPCo                       A2           BBB+       A-
WTU                           -           BBB+       -
*The rating is for a series of senior notes issued with a Support Agreement from AEP.

         Cash from operations and short-term borrowings provide working capital and meet other short-term cash needs. We generally use short-term borrowings to fund property acquisitions and construction until long-term funding mechanisms are arranged. Sources of long-term funding include issuance of common stock, convertible securities, preferred stock or long-term debt and sale-leaseback or leasing agreements. We operate a money pool and sell accounts receivables to provide liquidity for the domestic electric subsidiaries. Short-term borrowings come from the parent company's commercial paper program and are loaned to subsidiaries through inter-company notes. The commercial paper program is backed by $3.5 billion in bank facilities of which $1 billion matures in May 2005 and $2.5 billion matures in May 2003. At June 30, 2002, approximately $1.4 billion was outstanding in commercial paper. In addition, AEP has a $1.725 billion bank facility maturing in April 2003 that is available for debt refinancing in anticipation of corporate separation. At June 30, 2002, $600 million was outstanding under that facility. We anticipate repayment of the facility through the issuance of bonds by certain subsidiaries. The pricing on the facility is based on a spread over LIBOR.
        During the first half of 2002 cash flow from operations was $96 million, including $107 million from a net loss and $912 million from depreciation, amortization and deferred taxes. Capital expenditures including acquisitions were $785 million and dividends on common stock were $387 million. Cash from operations and the issuance of common stock, common equity units and transition funding bonds provided funds to reduce debt, fund construction and pay dividends. Major construction expenditures included amounts for emission control technology on several coal-fired generating units (see discussion in Note 8).
        During the fourth quarter of 2001, Quaker Coal Co., MEMCO Barge Line, Inc. and two coal-fired generating plants in the UK were acquired using short-term borrowings and available cash. Long-term financing arrangements are being negotiated for the UK generating plants and will be announced as completed. Completion of this financing is anticipated in the third quarter of 2002. Long-term funding arrangements are often complex and take time to complete.
        In anticipation of corporate separation, CPL and WTU both initiated tenders for their first mortgage bonds in July. The cumulative amounts tendered for CPL and WTU was $401 million and $89 million, respectively. In order to pay for a portion of these retired bonds, as well as previously retired bonds, AEP borrowed $600 million under the term loan facility. In turn, AEP loaned the amounts it borrowed to CPL ($200 million), CSPCo ($250 million) and OPCo ($150 million).
        In June 2002 we issued 16 million shares of AEP common stock and 6.9 million equity units. We used the proceeds from the issuances of $968 million to establish a $300 million cash liquidity reserve and to reduce debt. The cash reserve enhances our liquidity and is included in cash and cash equivalents on AEP's consolidated balance sheet.

        Total consolidated plant and property additions including capital leases for the six months ended June 30, 2002 were $865 million. The following table shows the plant and property additions by certain registrant subsidiaries:
        Company                     Amount
        -------                     ------
                                (in millions)
        APCo                         $129
        CPL                            65
        I&M                            69
        OPCo                          158
        SWEPCo                         36

Pending and Possible Divestitures

         We have a strong commitment to continually evaluate the need to reallocate resources to areas that effectively match investments with our strategy, provide greater potential for meaningful financial returns and to dispose of investments that do not meet these principles.
         In July 2002 we completed the sale of SEEBOARD, an energy delivery and power supply business in the UK, receiving cash of approximately $1.04 billion which will be used to reduce debt. The sale resulted in a loss of $345 million (See Note 3).
         We have entered into a definitive agreement to dispose of two of our Texas retail electric providers which serve retail residential and small commercial customers in Texas. The disposal price will not be determined until a date closer to the consummation of the transaction, which is expected to be during the fourth quarter of 2002.
         In July 2002 we reached an agreement to sell CitiPower, our energy delivery and retail supply businesses in Australia. It is anticipated that AEP will receive approximately $180 million in cash and the sale will result in a $125 million loss (See Note 3).
          AEP provides telecommunications services to business and telecommunication companies through a broadband fiber optic network. AEP conducts its operations through an ownership interest in a joint venture, AFN Networks, LLC (AFN), and through its AEP Communications and C3 subsidiaries.
        Management is currently reassessing its telecommunications business strategy and considering certain changes that could include additional investment in AFN, possible financial control of the joint venture's operations, and a reorganization of its other telecommunications operations in order to optimize the value of such assets. The review of the telecommunications business strategy is expected to be completed in the third quarter of 2002. In connection with the completion of this assessment and reorganization activities, management will review its investment in telecommunication companies for any impairment of value. Management is unable to determine whether there is any impairment until such evaluation is complete. At June 30, 2002 AEP's investment in telecommunications companies was approximately $252 million.

Corporate Separation
        As discussed in the 2001 Annual Report, we have filed with the FERC and SEC seeking approval to separate our regulated and unregulated operations. Our plan for corporate separation allows us to meet the requirements of Texas and Ohio restructuring legislation. We intend to transfer the generation assets from the integrated electric operating companies in Ohio and Texas (CSPCo, OPCo, CPL and WTU) to unregulated generation companies. We proposed amendments to the power pooling agreements for all operating companies. Only those operating companies that continue to exist as integrated utilities would be included in the amended power pooling agreements, which would govern energy exchanges among members and the allocation of their off system purchases and sales. Several state commissions, wholesale customer groups and other interested parties intervened in the FERC proceeding. We have negotiated settlement agreements with the six state regulatory commissions and other major intervenors. The settlement agreements have been filed at the FERC for review and approval. FERC and SEC approval of our corporate separation plan is required for its implementation. In order to execute this separation, we will be required to retire various debt securities and to transfer assets between legal entities.
RTO Formation
         As discussed in the 2001 Annual Report, FERC Order No. 2000 and many of the settlement agreements with the state regulatory commissions to approve the AEP-CSW merger required the transfer of control of our transmission system to RTOs. Certain AEP subsidiaries participated in the formation of the Alliance RTO. Other subsidiaries are members of ERCOT or SPP.
         The FERC expressed its opinion that large RTOs will better support competitive, reliable electric service and rejected the Alliance RTO's filing. In May 2002 AEP announced an agreement with the PJM Interconnection to pursue terms for certain subsidiares to participate in its RTO. Final agreements are expected to be negotiated. In July 2002 the FERC tentatively approved certain AEP subsidiaries' decision to join PJM subject to certain conditions being met. The performance of these conditions are only partially under AEP's control.
         In other RTO developments FERC recently accepted conditionally, filings related to a proposed consolidation of the Midwest Independent System Operator
(MISO) and the SPP. In that order the FERC required the AEP subsidiaries in SPP to file reasons why those subsidiaries should not be required to join MISO. AEP filed with the FERC a response that additional analysis was required prior to AEP making an RTO decision. The SPP companies are also regulated by state public utility commissions, and the Louisiana and Arkansas commissions also filed responses to the FERC's RTO order indicating that additional analysis was required.
         Management is unable to predict the final outcome of these transmission regulatory actions and proceedings or their impact on the timing and operation of RTOs, our transmission operations or results of operations and cash flows. OTHER MATTERS
Industry Restructuring
         As discussed in Note 4 and the 2001 Annual Report, restructuring and customer choice began in four of the eleven state retail jurisdictions in which the AEP electric utility companies operate. Restructuring legislation provides for a transition from cost-based regulation of bundled electric service to customer choice and market pricing for the supply of electricity. Customer choice of electricity supplier began on January 1, 2001 for Ohio customers and on January 1, 2002, for Michigan, Texas and Virginia customers. In the Texas jurisdiction competition began in the ERCOT area but was delayed in the SPP area. In Ohio, Michigan and Virginia virtually all customers continue to receive electric generation, transmission and distribution services from our electric operating companies.
         On June 27, 2002, the Ohio Consumers' Counsel,  Industrial Energy Users
- Ohio and American Municipal Power - Ohio filed a complaint with the PUCO alleging that CSPCo and OPCo have violated the PUCO's orders regarding implementation of their transition plan and violated other applicable law by failing to participate in an RTO.
         The complainants seek, among other relief, an order from the PUCO suspending collection of transition charges by CSPCo and OPCo until transfer of control of their transmission assets has occurred and imposing a $25,000 per company forfeiture for each day AEP fails to comply with its commitment to transfer control of transmission assets to an RTO.
         Due to FERC delays in the approval of our RTO filings, CSPCo and OPCo have been unable to implement their RTO plan. Management is unable to predict the timing of FERC's final approval of RTOs and the timing of an RTO being operational or the outcome of this proceeding before the PUCO.
         In 2001 the PUCT issued an order requiring CPL to reduce future distribution rates by $54.8 million over a five-year period beginning January 1, 2002 in order to return estimated excess earnings for 1999, 2000 and 2001. The Texas Restructuring Legislation intended that excess earnings would be used to reduce stranded cost. Final stranded cost amounts and the treatment of excess earnings will be determined in the 2004 true-up proceeding. The PUCT currently estimates that CPL will have no stranded cost and has ordered the rate reduction to return excess earnings, pending the outcome of the 2004 true-up proceeding. CPL expensed excess earnings amounts in 1999, 2000 and 2001. Consequently, the order has no effect on reported net income.
         Beginning January 1, 2002, fuel costs for CPL and WTU in ERCOT are no longer subject to PUCT fuel reconciliation proceedings under the Texas Restructuring Legislation. Consequently, CPL and WTU will file a final fuel reconciliation with the PUCT to reconcile their fuel costs through the period ending December 31, 2001. These final fuel balances will be included in each company's 2004 true-up proceeding. The elimination of the fuel clause recoveries in 2002 in Texas will subject AEP, CPL and WTU to the risk of fuel market price increases and could adversely affect future results of operations.
         Two unaffiliated Texas utilities reached settlement agreements approved by the PUCT regarding recovery of stranded generation costs. CPL is not presently engaged in any settlement discussions with the PUCT. Under the Texas Legislation, a 2004 true-up proceeding will determine recovery of stranded costs including final fuel recovery balances, net regulatory assets, certain environmental costs, accumulated excess earnings and other issues. CPL's generation-related regulatory assets subject to recovery as stranded costs are approximately $1.1 billion of which $949 million has been securitized pending the 2004 true-up proceeding's determination of stranded costs recovery including the recovery of stranded generation-related regulatory assets. WTU and SWEPCo do not have any recoverable Texas generation-related regulatory assets.
         In the event CPL, SWEPCo, and WTU are unable after the 2004 true-up proceeding to recover all or a portion of their generation-related regulatory assets, unrecovered fuel balances, stranded costs and other restructuring related costs, it could have a material adverse effect on results of operations, cash flows and possibly financial condition.
Litigation
Federal EPA Complaint and Notice of Violation - Affecting AEP, APCo, CSPCo, I&M, and OPCo
        As discussed in the 2001 Annual Report, AEP, APCo, CSPCo, I&M, and OPCo have been involved in litigation since 1999 regarding generating plant emissions under the Clean Air Act. Federal EPA and a number of states alleged APCo, CSPCo, I&M, OPCo and eleven unaffiliated utilities made modifications to generating units at coal-fired generating plants in violation of the Clean Air Act. Federal EPA filed complaints against AEP subsidiaries in U.S. District Court for the Southern District of Ohio. A separate lawsuit initiated by certain special interest groups was consolidated with the Federal EPA case. The alleged modification of the generating units occurred over a 20 year period.
         Under the Clean Air Act, if a plant undertakes a major modification that directly results in an emissions increase, permitting requirements might be triggered and the plant may be required to install additional pollution control technology. This requirement does not apply to activities such as routine maintenance, replacement of degraded equipment or failed components, or other repairs needed for the reliable, safe and efficient operation of the plant. The Clean Air Act authorizes civil penalties of up to $27,500 per day per violation at each generating unit ($25,000 per day prior to January 30, 1997). In 2001 the Court ruled claims for civil penalties based on activities that occurred more than five years before the filing date of the complaints cannot be imposed. There is no time limit on claims for injunctive relief.
        In February 2001 the government filed a motion requesting a determination that four projects undertaken on units at Sporn, Cardinal and Clinch River plants do not constitute "routine maintenance, repair and replacement" as used in the Clean Air Act. The Circuit Court dismissed the motion as premature. Management believes its maintenance, repair and replacement activities were in conformity with the Clean Air Act and intends to vigorously pursue its defense.
        Management is unable to estimate the loss or range of loss related to the contingent liability for civil penalties under the Clear Air Act proceedings and unable to predict the timing of resolution of these matters due to the number of alleged violations and the significant number of issues yet to be determined by the Court. In the event the AEP System companies do not prevail, any capital and operating costs of additional pollution control equipment that may be required as well as any penalties imposed would adversely affect future results of operations, cash flows and possibly financial condition unless such costs can be recovered through regulated rates and market prices for electricity.
        In December 2000 Cinergy Corp., an unaffiliated utility, which operates certain plants jointly owned by CSPCo, reached a tentative agreement with Federal EPA and other parties to settle litigation regarding generating plant emissions under the Clean Air Act. Negotiations are continuing between the parties in an attempt to reach final settlement terms. Cinergy's settlement could impact the operation of Zimmer Plant and W.C. Beckjord Generating Station Unit 6 (owned 25.4% and 12.5%, respectively, by CSPCo). Until a final settlement is reached, CSPCo will be unable to determine the settlement's impact on its jointly owned facilities and its future results of operations and cash flows. NOx Reductions - Affecting AEP, AEGCo, APCo, CPL, CSPCo, I&M, KPCo, OPCo and SWEPCo
        Federal EPA issued a NOx Rule requiring substantial reductions in NOx emissions in a number of eastern states, including certain states in which the AEP System's generating plants are located. The NOx Rule has been upheld on appeal. The compliance date for the NOx Rule is May 31, 2004.
        The NOx Rule required states to submit plans to comply with its provisions. In 2000 Federal EPA ruled that eleven states, including states in which AEGCo's, APCo's, CSPCo's, I&M's, KPCo's and OPCo's generating units are located, failed to submit approvable compliance plans which could have resulted in the imposition of stringent sanctions including limits on construction of new sources of air emissions, loss of federal highway funding and possible Federal EPA assumption of state air quality management programs. Most of those states have submitted conforming compliance plans and the appeal filed by AEP subsidiaries and other utilities in the D.C. Circuit Court to review this ruling has been dismissed.
        In 2000 Federal EPA also adopted a revised rule (the Section 126 Rule) granting petitions filed by certain northeastern states under the Clean Air Act. The rule imposes emissions reduction requirements comparable to the NOx Rule beginning May 1, 2003, for most of AEP's coal-fired generating units. Affected utilities including certain AEP operating companies, petitioned the D.C. Circuit Court to review the Section 126 Rule.
        After review, the D.C. Circuit Court instructed Federal EPA to justify the methods it used to allocate allowances and project growth for both the NOx Rule and the Section 126 Rule. AEP subsidiaries and other utilities requested that the D.C. Circuit Court vacate the Section 126 Rule or suspend its May 2003 compliance date. In August 2001 the D.C. Circuit Court issued an order tolling the compliance schedule until Federal EPA responds to the Court's remand. On April 30, 2002, Federal EPA announced that May 31, 2004 is the compliance date for the Section 126 Rule. Federal EPA published a notice in the Federal Register in May 2002 advising that no changes in the growth factors used to set the NOx budgets were warranted. In June 2002 AEP subsidiaries joined other utilities and industrial organizations in seeking a review of Federal EPA's action in the D.C. Circuit Court.
        In 2000 the Texas Natural Resource Conservation Commission adopted rules requiring significant reductions in NOx emissions from utility sources, including CPL and SWEPCo. The compliance date is May 2003 for CPL and May 2005 for SWEPCo.
        AEP is installing selective catalytic reduction (SCR) technology to reduce NOx emission. During 2001 SCR on OPCo's Gavin Plant commenced operations. Installation of SCR technology on Amos and Mountaineer plants was completed and commenced operation in May 2002. Construction of SCR technology at certain other AEP generating units continues with completion scheduled in May 2003 through 2006.
        Our estimates indicate that AEP's compliance with the NOx Rule, the Texas Natural Resource Conservation Commission rule and the Section 126 Rule could result in required capital expenditures of approximately $1.6 billion, including amounts spent through June 30, 2002.
        The following table shows the estimated compliance cost for certain of AEP's registrant subsidiaries.

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

Enron Bankruptcy -  Affecting AEP, APCo, CSPCo, I&M, KPCo and OPCo
         At the date of Enron's bankruptcy AEP had open trading contracts and trading accounts receivables and payables with Enron. In addition, on June 1, 2001, we purchased Houston Pipe Line Company (HPL) from Enron. Various HPL related contingencies and indemnities remained unsettled at the date of Enron's bankruptcy.
         In connection with the acquisition of HPL, we acquired from BAM Lease Company, a now-bankrupt subsidiary of Enron, the right to use under a 30-year lease, with a renewal right for another 20 years, the Bammel gas storage facility. The lease includes the use of the Bammel storage reservoir and the related above ground compression, treating and delivery systems. We also entered into a "right to use" agreement with BAM Lease Company which allows us to use approximately 55 billion cubic feet of cushion gas (or pad gas) required for the normal operation of the facility. The Bammel Trust which purportedly owned the cushion gas had entered into a financing arrangement with a group of banks. The banks purported to have certain rights to the cushion gas in certain events of default. We have been informed by the banks of Bammel Trust's default under the terms of their financing agreement. The banks filed a lawsuit against HPL seeking a declaratory judgment that they have a valid and enforceable security interest in this cushion gas which would permit them to cause the withdrawal of this gas from the storage facility. Management is unable to predict the outcome of this lawsuit or its impact on results of operation and cash flows.
        In the fourth quarter of 2001 AEP provided $47 million ($31 million net of tax) for our estimated loss from the Enron bankruptcy. The amounts for certain subsidiary registrants were:
                                                                      Amounts
                                           Amounts                     Net of
        Registrant                        Provided                      Tax
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

           If there are any adverse unforeseen developments in the bankruptcy proceeding or in the lawsuit related to the cushion gas financing agreement, our future results of operations, cash flows and possibly financial condition could be adversely impacted.
Energy Market Investigations - Affecting AEP
        In February 2002 the FERC issued an order directing its Staff to conduct a fact-finding investigation into whether any entity, including Enron Corp., manipulated short-term prices in electric energy or natural gas markets in the West or otherwise exercised undue influence over wholesale prices in the West, for the period January 1, 2000, forward. In April 2002 AEP furnished certain information to the FERC in response to their related data request.
        Pursuant to the FERC's February order, on May 8, 2002, the FERC issued further data requests, including requests for admissions, with respect to certain trading strategies engaged in by Enron Corp. and, allegedly, traders of other companies active in the wholesale electricity and ancillary services markets in the West, particularly California, during the years 2000 and 2001. This data request was issued to AEP as part of a group of over 100 entities designated by the FERC as all sellers of wholesale electricity and/or ancillary services to the California Independent System Operator and/or the California Power Exchange.
        The May 8, 2002 FERC data request required senior management to conduct an investigation into our trading activities during 2000 and 2001 and to provide an affidavit as to whether we engaged in certain trading practices that the FERC characterized in the data request as being potentially manipulative. Senior management complied with the order and denied our involvement with those trading practices.
        On May 21, 2002, the FERC issued a further data request with respect to this matter to us and over 100 other market participants requesting information for the years 2000 and 2001 concerning "wash", "round trip" or "sale/buy back" trading in the Western System Coordinating Council (WSCC), which involves the sale of an electricity product to another company together with a simultaneous purchase of the same product at the same price (collectively, "wash sales"). Similarly, on May 22, 2002, the FERC issued an additional data request with respect to this matter to us and other market participants requesting similar information for the same period with respect to the sale of natural gas products in the WSCC and Texas. After reviewing our records, we responded to the FERC that we did not participate in any "wash sale" transactions involving power or gas in the relevant market. We further informed the FERC that certain of our traders did engage in trades on the Intercontinental Exchange, an electronic electricity trading platform owned by a group of electricity trading companies, including us, on September 21, 2001, the day on which all brokerage commissions for trades on that exchange were donated to charities for the victims of the September 11, 2001 terrorist attacks, which do not meet the FERC criteria for a "wash sale" but do have certain characteristics in common with such sales. In response to a request from the California attorney general for a copy of AEP's responses to the FERC inquires, we provided the pertinent information.
        The PUCT also issued similar data requests to AEP and other power marketers. AEP responded to such data request by the July 2, 2002 response date. The US Commodity Futures Trading Commission (CFTC) issued a subpoena on June 17, 2002 requesting information with respect to "wash sale" trading practices. We responded to CFTC. In addition, the US Department of Justice made a civil investigation demand to us and other electric generating companies concerning their investigation of the Intercontinental Exchange. We have recently completed a review of our trading activities in the United States for the last three years involving sequential trades with the same terms and counterparties. The revenue from such trading is not material to our financial statements. We believe that substantially all these transactions involve economic substance and risk transference and do not constitute "wash sales".
Minority Interest in Finance Subsidiary - Affecting AEP
        In August 2001, AEP formed Caddis Partners, LLC (Caddis), a consolidated subsidiary, and sold a non-controlling preferred member interest in Caddis to an unconsolidated special purpose entity (Steelhead) for $750 million. Under the provisions of the Caddis formation agreements, the preferred member interest receives quarterly a preferred return equal to an adjusted floating reference rate. The $750 million received replaced interim funding used to acquire Houston Pipe Line Company in June 2001.
        The preferred interest is supported by natural gas pipeline assets and $321.4 million of preferred stock issued by an AEP subsidiary to the AEP affiliate which has the managing member interest in Caddis. Such preferred stock is convertible into AEP common stock upon the occurrence of certain events including AEP's stock price closing below $18.75 for ten consecutive trading days. AEP can elect not to have the transaction supported by such preferred stock if the preferred interest were reduced by $225 million. In addition, Caddis has the right to redeem the preferred member interest at any time.
        The initial period of the preferred interest is through August 2006. At the end of the initial period, Caddis will either reset the preferred rate, re-market the preferred member interests to new investors, redeem the preferred member interests, in whole or in part including accrued return, or liquidate in accordance with the provisions of applicable agreements.
        Steelhead has the right to terminate the transaction and liquidate Caddis upon the occurrence of certain events including a default in the payment of the preferred return. Steelhead's rights include: forcing a liquidation of Caddis and acting as the liquidator, and requiring the conversion of the $321.4 million of AEP subsidiary preferred stock into AEP common stock. If the preferred member interest exercised its rights to liquidate under these conditions, then AEP would evaluate whether to refinance at that time or relinquish the assets that support the preferred member interest. Liquidation of the preferred interest or of Caddis could negatively impact AEP's liquidity. Foreign Distribution Projects - Affecting AEP
        We own a 44% equity interest in Vale, a Brazilian electric operating company which was purchased for a total of $149 million. On December 1, 2001 we converted a $66 million note receivable and accrued interest into a 20% equity interest in Caiua (Brazilian electric operating company), a subsidiary of Vale. Vale and Caiua have experienced losses from operations and our investment has been affected by the devaluation of the Brazilian Real. The cumulative equity share of operating and foreign currency translation losses through June 30, 2002 is approximately $47 million and $58 million, respectively, net of tax. The cumulative equity share of operating and foreign currency translation losses through December 31, 2001 is approximately $46 million and $54 million, respectively, net of tax. Both investments are covered by a put option, which, if exercised, requires our partners in Vale to purchase our Vale and Caiua shares at a minimum price equal to the U.S. dollar equivalent of the original purchase price. As a result, management has concluded that the investment carrying amount should not be reduced below the put option value unless it is deemed to be an other than temporary impairment and our partners in Vale are deemed unable to fulfill their responsibilities under the put option. In January 2002, management evaluated through an independent third-party, the ability of its Vale partners to fulfill their responsibilities under the put option agreement and concluded that our partners should be able to fulfill their responsibilities.
        Management believes that the decline in the value of its investment in Vale in US dollars is not other than temporary. As a result and pursuant to the put option agreement, these losses have not been applied to reduce the carrying values of the Vale and Caiua investments. As a result we will not recognize any future earnings from Vale and Caiua until the operating losses are recovered. In addition, our partners have a principal payment due in November 2002 in the amount of $55 million. Our partners plan to refinance the debt before the payment comes due. Should the impairment of our investment become other than temporary due to our partners in Vale becoming unable to fulfill their responsibilities, it would have an adverse effect on future results of operations.
        Management will continue to monitor both the status of the losses and its partners ability to fulfill their obligations under the put option.
FERC Proposed Security Standards
        In July 2002 the FERC published for comment its proposed security standards as part of the Standards for Market Design (SMD). These standards are intended to ensure all market participants have a basic security program that effectively protects the electric grid and related market activities and require compliance by January 1, 2004. The impact of these proposed standards is far-reaching and has significant penalties for non-compliance. These standards apply to marketers, transmission owners, and power producers. For the AEP System this includes: regulated and non-regulated power generation plants, transmission systems, distribution systems, regulated and non-regulated energy trading, and related areas of business. These standards represent a significant effort that will impact the entire AEP System. Unless the cost can be recovered from customers, results of operations and cash flows would be adversely affected.

FERC Market Power Mitigation

        A FERC order on AEP's triennial market based wholesale power rate authorization update required certain mitigation actions that AEP would need to take for sales/purchases within its control area and required AEP to post information on its website regarding its power systems status. As a result of a request for rehearing filed by AEP and other market participants, FERC issued an order delaying the effective date of the mitigation plan until after a planned technical conference on market power determination. No such conference has been held and management is unable to predict the timing of any further action by the FERC or its affect on future results of operations and cash flows.

Other
        AEP and its subsidiary registrants continue to be involved in certain other matters discussed in the 2001 Annual Report.
New Accounting Standard
        In June 2002, the FASB's Emerging Issues Task Force (EITF) in Issue No. 02-3 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities", reached a consensus that energy trading contracts (whether realized or unrealized and whether financially or physically settled) should be shown net in the income statement and that expanded disclosures of energy trading activities are required. This consensus is effective for periods ending after

July 15, 2002 and reclassification of prior period amounts is required. Our adoption of EITF Issue No. 02-3 in the third quarter 2002 financial statements will lead to a material decrease in both revenues and purchased energy expense. There will be no impact on results of operations. Previous guidance in EITF Issue No. 98-10 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities", permitted settled forward energy trading contract sales and purchases to be shown either gross or net in the income statement. AEP currently records, and reports upon settlement, sales under forward trading contracts as revenues and purchases under forward trading contracts as purchased energy expense.

        The table below shows the amounts of revenues and purchased energy expense that AEP would report if forward sales and purchase contracts that settle financially were accounted for on a net basis. The determination of net trading revenues under EITF Issue No. 02-3 may yield a different result than calculating net revenues on the basis of financially settled transactions only. We are currently assessing the application of EITF Issue No. 02-3 to report trading transactions on a net basis.

                                                        Six Months Ended June 30,
                                                         2002                         2001
                                                               (in millions)
                                                Gross          Net          Gross            Net
                                                -----          ---          -----            ---
Revenues:
    Electricity Marketing and Trading        $ 17,525       $4,042        $18,831         $4,788
    Gas Marketing and Trading                   8,477        1,014          7,203            573
    Domestic Electricity Delivery               1,694        1,694          1,672          1,672
    Other Investments                             246          246            238            238
                                              -------       ------        -------         ------
    Total                                     $27,942       $6,996        $27,944         $7,271
                                              =======       ======        =======         ======

                                                Gross          Net          Gross            Net
                                                -----          ---          -----            ---
Fuel and Purchased Energy Expense:
    Electricity Marketing and Trading        $ 15,046       $1,563        $16,945         $2,902
    Gas Marketing and Trading                   8,602        1,139          6,939            309
    Other Investments                             165          165            104            104
                                              -------       ------        -------         ------
    Total                                     $23,813       $2,867        $23,988         $3,315
                                              =======       ======        =======         ======

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks - Affecting AEP, AEGCo, APCo, CPL, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo and WTU
        As a major power producer and trader of wholesale electricity and natural gas, we have certain market risks inherent in our business activities. These risks include commodity price risk, interest rate risk, foreign exchange risk and credit risk. They represent the risk of loss that may impact us due to changes in the underlying market prices or rates.
        Policies and procedures have been established to identify, assess, and manage market risk exposures in our day to day operations. Our risk policies have been reviewed with the Board of Directors, approved by a Risk Management Committee and administered by a Chief Risk Officer. The Risk Management Committee establishes risk limits, approves risk policies, assigns responsibilities regarding the oversight and management of risk and monitors risk levels. This committee receives daily, weekly, and monthly reports regarding compliance with policies, limits and procedures. The committee meets monthly and consists of the Chief Risk Officer, Chief Credit Officer, V.P. Market Risk Oversight, and senior financial and operating managers.
        We use a risk measurement model which calculates Value at Risk (VaR) to measure our commodity price risk. The VaR is based on the variance - covariance method using historical prices to estimate volatilities and correlations and assuming a 95% confidence level and a one-day holding period. Based on this VaR analysis, at June 30, 2002 a near term typical change in commodity prices is not expected to have a material effect on our results of operations, cash flows or financial condition. The following table shows the high, average, and low market risk as measured by VaR for the:
          Six Months Ended      Year Ended
              June 30,         December 31,
               2002               2001
               ----               ----
          High Average Low   High Average Low
           (in millions)      (in millions)

AEP        $22    $12   $6    $28    $14   $5

APCo         3      2    1      4      1    -
CPL          -      -    -      3      1    -
CSPCo        2      1    -      2      1    -
I&M          2      1    -      3      1    -
KPCo         1      -    -      1      -    -
OPCo         3      1    -      3      1    -
PSO          -      -    -      2      1    -
SWEPCo       -      -    -      3      1    -
WTU          -      -    -      1      1    -

        We also utilize a VaR model to measure interest rate market risk exposure. The interest rate VaR model is based on a Monte Carlo simulation with a 95% confidence level and a one year holding period. The volatilities and correlations were based on three years of weekly prices. The risk of potential loss in fair value attributable to AEP's exposure to interest rates, primarily related to long-term debt with fixed interest rates, was $639 million at June 30, 2002 and $673 million at December 31, 2001. However, since we would not expect to liquidate our entire debt portfolio in a one year holding period, a near term change in interest rates should not materially affect results of operations or consolidated financial position.
          AEGCo is not exposed to risk from changes in interest rates on short-term and long-term borrowings used to finance operations since financing costs are recovered through the unit power agreements.

          AEP is exposed to risk from changes in the market prices of coal and natural gas used to generate electricity where generation is no longer regulated or where existing fuel clauses are suspended or frozen. The protection afforded by fuel clause recovery mechanisms has either been eliminated by the implementation of customer choice in Ohio (effective January 1, 2001 for CSPCo and OPCo) and in the ERCOT area of Texas (effective January 1, 2002 for CPL and
WTU) or frozen by settlement agreements in Indiana, Michigan and West Virginia. To the extent the fuel supply of the generating units in these states is not under fixed price long-term contracts AEP is subject to market price risk. AEP continues to be protected against market price changes by active fuel clauses in Oklahoma, Arkansas, Louisiana, Kentucky, Virginia and the SPP area of Texas.
        We employ physical forward purchase and sale contracts, exchange futures and options, over-the-counter options, swaps, and other derivative contracts to offset price risk where appropriate. However, we engage in trading of electricity, gas and to a lesser degree coal, oil, natural gas liquids, and emission allowances and as a result the Company is subject to price risk. The amount of risk taken by the traders is controlled by the management of the trading operations and the Company's Chief Risk Officer and his staff. When the risk from trading activities exceeds certain pre-determined limits, the positions are modified or hedged to reduce the risk to the limits unless specifically approved by the Risk Management Committee.
        We employ fair value hedges, cash flow hedges and swaps to mitigate changes in interest rates or fair values on short and long-term debt when management deems it necessary. We do not hedge all interest rate risk.
        We employ cash flow forward hedge contracts to lock-in prices on certain power trading transactions and certain transactions denominated in foreign currencies where deemed necessary. International subsidiaries use currency swaps to hedge exchange rate fluctuations in debt denominated in foreign currencies. We do not hedge all foreign currency exposure.
        AEP limits credit risk by extending unsecured credit to entities based on internal ratings. In addition, AEP uses Moody's Investor Service, Standard and Poor's and qualitative and quantitative data to independently assess the financial health of counterparties on an ongoing basis. This data, in conjunction with the ratings information, is used to determine appropriate risk parameters. AEP also requires cash deposits, letters of credit and parental/affiliate guarantees as security from certain below investment grade counterparties in our normal course of business.
        We trade electricity and gas contracts with numerous counterparties. Since our open energy trading contracts are valued based on changes in market prices of the related commodities, our exposures change daily. We believe that our credit and market exposures with any one counterparty is not material to financial condition at June 30, 2002. At June 30, 2002 approximately 8% of the counterparties were below investment grade as expressed in terms of Net Mark to Market Assets. Net Mark to Market Assets represents the aggregate difference (either positive or negative) between the forward market price for the remaining term of the contract and the contractual price. The following table approximates counterparty credit quality and exposure for AEP.

                           Futures,
                           Forwards and
Counterparty               Swap Contracts   Options       Total
 Credit Quality:
June 30, 2002
                                        (in millions)
AAA/Exchanges              $ -              $51            $ 51
AA                            115           -               115
A                             327           -               327
BBB                           784             7             791
Below Investment
  Grade                       103             2             105
                           ------           ---          ------

  Total                    $1,329           $60          $1,389
                           ======           ===          ======

             The counterparty credit quality and exposure for the registrant subsidiaries is generally consistent with that of AEP.
        We enter into transactions for electricity and natural gas as part of wholesale trading operations. Electric and gas transactions are executed over the counter with counterparties or through brokers. Gas transactions are also executed through brokerage accounts with brokers who are registered with the Commodity Futures Trading Commission. Brokers and counterparties require cash or cash related instruments to be deposited on these transactions as margin against open positions. The combined margin deposits at June 30, 2002 and December 31, 2001 were $241 million and $55 million. These margin accounts are restricted and therefore are not included in cash and cash equivalents on the Balance Sheet. We can be subject to further margin requirements should related commodity prices change.
           We recognize the net change in the fair value of all open trading contracts, a practice commonly called mark-to-market accounting, in accordance with generally accepted accounting principles and include the net change in mark-to-market amounts on a net discounted basis in revenues. The marking to market of open trading contracts in the second quarter of 2002 resulted in an unrealized increase in revenues of $40 million and unrealized increase in revenues of $87 million year-to-date. The fair value of open short-term trading contracts are based on exchange prices and broker quotes. The fair value of open long-term trading contracts are based mainly on Company developed valuation models. This fair value is present valued and reduced by appropriate reserves for counterparty credit risks and liquidity risk. The models are derived from internally assessed market prices with the exception of the NYMEX gas curve, where we use daily settled prices. Forward price curves are developed for inclusion in the model based on broker quotes and other available market data. The curves are within the range between the bid and ask prices. The end of the month liquidity reserve is based on the difference in price between the price curve and the bid price of the bid ask prices if we have a long position and the ask price if we have a short position. This provides for a conservative valuation net of the reserves.
           The use of these models to fair value open long-term trading contracts has inherent risks relating to the underlying assumptions employed by such models. Independent controls are in place to evaluate the reasonableness of the price curve models. Significant adverse or favorable effects on future results of operations and cash flows could occur if market prices, at the time of settlement, do not correlate with the Company developed price models.

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
                                                       Six Months Ended
                                                              June 30,
                                                                 2002
                                                           (in millions)
Revenues (including mark-to-market adjustment)                 $27,942
Fuel and Purchased Energy Expense                               23,813
                                                               -------
Net Revenues                                                   $ 4,129
                                                               =======
Mark-to-Market Revenues on Open Trading Positions                  $87*
                                                                   ===
Percentage of Net Revenues Represented by
 Mark-to-Market on Open Trading Positions                            2%
                                                                     =

*Excludes reversal of $294 million of mark to market for contracts that settled in 2002.

        The following tables analyze the changes in fair values of trading assets and liabilities. The first table "Net Fair Value of Energy Trading Contracts and Related Derivatives" shows how the net fair value of energy trading contracts was derived from the amounts included in the balance sheet line item "energy trading and derivative contracts." The next table "Energy Trading Contracts and Related Derivatives" disaggregates realized and unrealized changes in fair value; identifies changes in fair value as a result of changes in valuation methodologies; and reconciles the net fair value of energy trading contracts and related derivatives at December 31, 2001 of $448 million to June 30, 2002 of $187 million. Contracts realized/settled during the period include both sales and purchase contracts. The third table "Energy Trading Contract Maturities" shows exposures to changes in fair values and realization periods over time for each method used to determine fair value.

Net Fair Value of Energy Trading Contracts and Related Derivatives
                                                 June 30,       December 31,
                                              ---------------   ------------
                                                      2002            2001
                                                      ----            ----
                                              (in millions)    (in millions)
Energy Trading and Derivative Contracts:
    Current Asset                                   $ 9,466          $ 8,572
    Long-term Asset                                   3,672            2,370
    Current Liability                                (9,538)          (8,311)
    Long-term Liability                              (3,444)          (2,183)
                                                    -------          -------
Net Fair Value of Energy Trading Contracts and
 Derivative Contracts                                   156              448
Less non-trading related derivatives                    (31)             -
                                                    -------          -------
Net Fair Value of Energy Trading Contracts and
 Related Derivatives                                $   187          $   448
                                                    =======          =======

The above net fair value of energy trading contracts and related derivatives includes $47 million, at June 30, 2002, in unrealized mark-to-market gains that are recognized in the income statement at June 30, 2002. Also included in the above net fair value of energy trading contracts and related derivatives are option premiums that are deferred until the related contracts settle and the portion of changes in fair values of electricity trading contracts that are deferred for ratemaking purposes.

AEP Consolidated Energy Trading Contracts and Related Derivatives
(in millions)
                                                                               Total
Net Fair Value of Energy Trading Contracts and Related Derivatives
 at December 31, 2001                                                        $ 448

(Gain) Loss from Contracts realized/settled during period                     (367)     (a)

Adjustments to (gain) Loss for Contracts entered into and
 Settled during period                                                         108      (a)

Fair Value of new open contracts when entered into during the period            50      (b)

Net option premium payments                                                     21

Change In fair value due to Methodology Changes                                  1      (c)

Changes in market value of contracts                                           (74)     (d)
                                                                             -----
Net Fair Value of Energy Trading Contracts and Commodity Derivatives
 at June 30, 2002                                                            $ 187      (e)
                                                                             =====

(a) (Gain) Loss from Contracts Realized or Otherwise Settled During the Period" include realized gains from energy trading contracts and related derivatives that settled during 2002 that were entered into prior to 2002, as well as during 2002. "Adjustments to gains or losses for Contracts Entered into and Settled During the Period" discloses the realized gains from settled energy trading contracts that were both entered into and closed within 2002 that are included in the total gains of $367 million, but not included in the ending balance of open contracts.
(b) The "Fair Value of New Open Contracts When Entered Into During Period" represents the fair value of long-term contracts entered into with customers during 2002. The fair value is calculated as of the execution of the contract. Most of the fair value comes from longer term fixed price contracts with customers that seek to limit their risk against fluctuating energy prices. The contract prices are valued against market curves representative of the delivery location.
(c) The Company changed the discount rate applied to its trading portfolio from BBB+ Utility to LIBOR in the second quarter which increased fair value by $10 million. In addition, the Company changed its methodology in valuing a spread option model so as to more accurately reflect the exercising of power transactions at optimal prices which reduced fair value by $9 million.
(d) "Change in market Value of Contracts" represents the fair value change in the trading portfolio due to market fluctuations during the current period. Market fluctuations are attributable to various factors such as supply/demand, weather, storage, etc.
(e) The net change in the fair value of energy trading contracts for 2002 that resulted in a decrease of $261 million ($187 million less $448 million) represents the balance sheet change. The net mark-to-market gain on energy trading contracts of $47 million and net mark-to-market gain on gas inventory positions of $40 million represent the impact on earnings related to open trading positions as of June 30, 2002. The difference is related primarily to settlement of prior period open energy trading contracts ($294 million decrease); regulatory deferrals of certain mark-to-market gains that were recorded as regulatory liabilities and not reflected in the income statement for those companies that operate in regulated jurisdictions; and deferrals of option premiums included in the above analysis, which do not have a mark-to-market income statement impact.

Energy Trading Contracts
(in thousands)
                                                      APCo            CPL           CSPCo
Net Fair Value of Energy Trading
 Contracts at December 31, 2001                   $ 75,701        $ 3,857        $ 48,449
(Gain) Loss from Contracts
 realized/settled during period                    (19,026)        (1,133)        (12,470)
Change in Fair Value Due To
 Methodology Changes                                   350             42             228
Adjustments to (gain) loss for
 Contracts entered into and settled
 during the period                                   7,419            761           4,848
Fair Value of new open Contracts
 when entered into during period                     9,031          1,897           5,901
Net option premium payments                            354           -                232
Changes in market value of Contracts                14,669         (5,498)         12,522
                                                  --------        -------        --------
Net Fair Value of Energy Trading
 Contracts at June 30, 2002                       $ 88,498        $   (74)       $ 59,710
                                                  ========        =======        ========

Energy Trading Contracts
(in thousands)
                                                       I&M            KPCo           OPCo
Net Fair Value of Energy Trading
 Contracts at December 31, 2001                   $ 61,345        $12,729        $ 65,446
(Gain) Loss from Contracts
 realized/settled during period                    (13,492)        (4,921)        (16,959)
Change in Fair Value Due To
 Methodology Changes                                   247             90             311
Adjustments to (gain) loss for
 Contracts entered into and settled
 During the period                                   5,246          1,915           6,593
Fair Value of new open Contracts
 when entered into during period                     6,385          2,331           8,025
Net option premium payments                            251             92             315
Changes in market value of Contracts                (1,014)         4,972          26,175
                                                   -------        -------        --------
Net Fair Value of Energy Trading
 Contracts at June 30, 2002                       $ 58,968        $17,208        $ 89,906
                                                  ========        =======        ========

Energy Trading Contracts
(in thousands)
                                                       PSO           SWEPCo           WTU
Net Fair Value of Energy Trading
 Contracts at December 31, 2001                   $ 2,434         $ 2,900        $   915
(Gain) Loss from Contracts
 realized/settled during the period                  (863)           (990)          (336)
Change in Fair Value Due To
 Methodology Changes                                   32              36             12
Adjustments to (gain) loss for
 Contracts Entered into and settled
 during period                                        579             665            226
Fair Value of new open Contracts
 when entered into during period                      605             694          2,246
Net option premium payments                          -               -              -
Changes in market value of Contracts               (7,178)         (8,239)        (1,013)
                                                  -------         -------        -------
Net Fair Value of Energy Trading
 Contracts at June 30, 2002                       $(4,391)        $(4,934)       $ 2,050
                                                  =======         =======        =======

Energy Trading Contract Maturities
                                                             Fair Value of Contracts at June 30, 2002
                                                                             Maturities
                                                                            (in millions)
                                                                                                        Total
AEP Consolidated                               Less than                   4-5          In Excess       Fair
Source of Fair Value                           1 year        1-3 years     years        Of 5 years      Value
--------------------                           ------        ---------     -----        ----------      -----
Prices actively quoted (a)                     $(134)        $ 84          $ -          $ -             $(50)
Prices provided by other external
 Sources (b)                                      74          115            8            -              197
Prices based on models and other
 Valuation methods (c)                            (2)         (26)          40           28               40
                                               -----         ----          ---          ---             ----
Total                                          $ (62)        $173          $48          $28             $187
                                               =====         ====          ===          ===             ====

Energy Trading Contract Maturities
                                                             Fair Value of Contracts at June 30, 2002
                                                                             Maturities
                                                                            (in thousands)
                                                                                                        Total
                                               Less than                   4-5          In Excess       Fair
Source of Fair Value                           1 year        1-3 years     years        Of 5 years      Value
--------------------                           ------        ---------     -----        ----------      -----
APCo
Prices provided by other
 External Sources (b)                          $23,532       $14,422       $ 2,358      $ -             $40,312
Prices based on models and other
 Valuation methods (c)                           6,079        23,757         9,655       8,695           48,186
                                               -------       -------       -------      ------          -------
  Total                                        $29,611       $38,179       $12,013      $8,695          $88,498
                                               =======       =======       =======      ======          =======

CPL
Prices provided by other
 External Sources (b)                          $(2,458)      $  739        $121         $ -             $(1,598)
Prices based on models and other
 Valuation methods (c)                            (635)       1,218         495          446              1,524
                                               --------      ------        ----         ----            -------
  Total                                        $(3,093)      $1,957        $616         $446            $   (74)
                                               ========      ======        ====         ====            =======

CSP
Prices provided by other
 External Sources (b)                          $16,874       $ 9,423       $1,540       $ -             $27,837
Prices based on models and other
 Valuation methods (c)                           4,359        15,523        6,309        5,682           31,873
                                               -------       -------       ------       ------          -------
  Total                                        $21,233       $24,946       $7,849       $5,682          $59,710
                                               =======       =======       ======       ======          =======

KPCo
Prices provided by other
 External Sources (b)                          $1,599        $3,722        $  608       $ -             $ 5,929
Prices based on models and other
 Valuation methods (c)                            413         6,130         2,492        2,244           11,279
                                               ------        ------        ------       ------          -------
  Total                                        $2,012        $9,852        $3,100       $2,244          $17,208
                                               ======        ======        ======       ======          =======

I&M
Prices provided by other
 External Sources (b)                          $17,626       $ 9,009        $1,473      $ -             $28,108
Prices based on models and other
 Valuation methods (c)                           4,554        14,841         6,032       5,433           30,860
                                               -------       -------        ------      ------          -------
  Total                                        $22,180       $23,850        $7,505      $5,433          $58,968
                                               =======       =======        ======      ======          =======

OPCo
Prices provided by other
 External Sources (b)                          $27,625       $13,505       $ 2,208      $ -             $43,338
Prices based on models and other
 Valuation methods (c)                           7,137        22,246         9,042       8,143           46,568
                                               -------       -------       -------      ------          -------
  Total                                        $34,762       $35,751       $11,250      $8,143          $89,906
                                               =======       =======       =======      ======          =======

PSO
Prices provided by other
 External Sources (b)                          $(4,924)       $  442          $ 72        $ -           $(4,410)
Prices based on models and other
 Valuation methods (c)                          (1,272)          728           296         267               19
                                               --------       ------          ----        ----          -------
  Total                                        $(6,196)       $1,170          $368        $267          $(4,391)
                                               ========       ======          ====        ====          =======

SWEPCo
Prices provided by other
 External Sources (b)                          $(5,568)       $  507          $ 83        $ -           $(4,977)
Prices based on models and other
 Valuation methods (c)                          (1,438)          836           340         306               43
                                               --------       ------          ----        ----          -------
  Total                                        $(7,006)       $1,343          $423        $306          $(4,934)
                                               ========       ======          ====        ====          =======

WTU
Prices provided by other
 External Sources (b)                          $220           $  434          $ 71        $ -            $  725
Prices based on models and other
 Valuation methods (c)                           57              715           291         262            1,325
                                               ----           ------          ----        ----           ------
  Total                                        $277           $1,149          $362        $262           $2,050
                                               ====           ======          ====        ====           ======

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

AEP

        The annual meeting of shareholders was held in Columbus, Ohio, on April 23, 2002. The holders of shares entitled to vote at the meeting or their proxies cast votes at the meeting with respect to the following three matters, as indicated below:

        1. Election of thirteen directors to hold office until the next annual meeting and until their successors are duly elected. Each nominee for director received the votes of shareholders as follows:

                                                         Number of Shares                  Number of
                       Nominee                               Voted For                 Votes Withheld
               E. R. Brooks                                  201,037,003                   55,252,755
               Donald M. Carlton                             248,549,741                    7,740,017
               John P. DesBarres                             252,026,061                    4,263,697
               E. Linn Draper, Jr.                           249,765,263                    6,524,495
               Robert W. Fri                                 251,979,293                    4,310,465
               William R. Howell                             247,814,513                    8,475,245
               Lester A. Hudson, Jr.                         249,730,186                    6,559,572
               Leonard J. Kujawa                             251,840,096                    4,449,662
               Richard L. Sandor                             252,037,196                    4,252,562
               Thomas V. Shockley, III                       251,929,822                    4,359,936
               Donald G. Smith                               252,372,686                    3,917,072
               Linda Gillespie Stuntz                        251,968,011                    4,321,747
               Kathryn D. Sullivan                           249,653,889                    6,635,869

        2. Approve the appointment by the Board of Directors of Deloitte & Touche LLP as independent auditors of AEP for the year 2002. The proposal was approved by a vote of the shareholders as follows:

               Votes FOR                                     244,793,710
               Votes AGAINST                                   9,303,198
               Votes ABSTAINED                                 6,062,395
               Broker NON-VOTES*                                       0

        3. Shareholder proposal submitted by Ronald Marsico. The proposal was disapproved by a vote of the shareholders as follows:

               Votes FOR                                      14,495,798
               Votes AGAINST                                 192,849,019
               Votes ABSTAINED                                 6,062,395
               Broker NON-VOTES*                              42,882,546

               *A non-vote occurs when a nominee holding shares for a beneficial owner votes on one proposal, but does not vote on another proposal because the nominee does not have discretionary voting power and has not received instructions from the beneficial owner.

APCo

        The annual meeting of stockholders was held on April 23, 2002 at 1 Riverside Plaza, Columbus, Ohio. At the meeting, 13,499,500 votes were cast FOR each of the following seven persons for election as directors and there were no votes withheld and such persons were elected directors to hold office for one year or until their successors are elected and qualify:

               E. Linn Draper, Jr.                    Thomas V. Shockley, III
               Henry W. Fayne                         Susan Tomasky
               Armando A. Pena                        Joseph H. Vipperman
               Robert P. Powers

CPL

        Pursuant to action by written consent in lieu of an annual meeting of the sole shareholder dated April 11, 2002, the following seven persons were elected directors to hold office for one year or until their successors are elected and qualify:

               E. Linn Draper, Jr.                    Thomas V. Shockley III
               Henry W. Fayne                         Susan Tomasky
               Armando A. Pena                        Joseph H. Vipperman
               Robert P. Powers

I&M

        Pursuant to action by written consent in lieu of an annual meeting of the sole shareholder dated April 23, 2002, the following thirteen persons were elected directors to hold office for one year or until their successors are elected and qualify:

               Karl G. Boyd                           Robert P. Powers
               E. Linn Draper, Jr.                    John R. Sampson
               John E. Ehler                          Thomas V. Shockley, III
               Henry W. Fayne                         David B. Synowiec
               David L. Lahrman                       Susan Tomasky
               Marc E. Lewis                          Joseph H. Vipperman
               Susanne M. Moorman

OPCo

        The annual meeting of shareholders was held on May 7, 2002 at 1 Riverside Plaza, Columbus, Ohio. At the meeting there were 27,952,473 votes cast
FOR:

1. Each of the following seven persons for election as directors and there were no votes withheld and such persons were elected directors to hold office for one year or until their successors are elected and qualify:

               E. Linn Draper, Jr.                    Thomas V. Shockley, III
               Henry W. Fayne                         Susan Tomasky
               Armando A. Pena                        Joseph H. Vipperman
               Robert P. Powers

2. Approval of amendment to Article Second of the Amended Articles of Incorporation of OPCo providing that the principal office of OPCo is to be located at 1 Riverside Plaza, Columbus, Franklin County, Ohio, and there were no votes against, abstentions or broker non-votes.

SWEPCo

        Pursuant to action by written consent in lieu of an annual meeting of the sole shareholder dated April 10, 2002, the following seven persons were elected directors to hold office for one year or until their successors are elected and qualify:

               E. Linn Draper, Jr.                    Thomas V. Shockley III
               Henry W. Fayne                         Susan Tomasky
               Armando A. Pena                        Joseph H. Vipperman
               Robert P. Powers

Item 5.  Other Information.

        AEP, APCo, CPL, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo and WTU

        Reference is made to page 29 of the Annual Report on Form 10-K for the year ended December 31, 2001 (2001 10-K) for a discussion of regional haze. On May 24, 2002, the D.C. Circuit Court issued an opinion and order vacating in part and upholding in part the regional haze rule. The court held that Federal EPA could not establish Best Available Retrofit Technology standards for entire groups of emission sources without regard to improvement in visibility attributable to individual source controls. Federal EPA has filed a petition seeking rehearing by the entire D.C. Circuit Court.

        AEP

        Reference is made to pages 31 through 33 of the 2001 10-K for a discussion of the Clean Water Act. On May 8, 2002, the U.S. District Court for the Southern District of West Virginia issued an injunction prohibiting the U.S. Army Corps of Engineers from issuing permits under Section 404 of the Clean Water Act for the primary purpose of disposal of waste mining overburden and spoil. On June 17, 2002, the court denied a request for stay filed by the U.S. Department of Justice and intervenor, Kentucky Coal Association. The court clarified that the decision only applies to the Corps' Huntington District. The court also advised that the ruling does not apply to dredged material placed back in the stream but does apply to activities other than coal mining that require Section 404 permits. The intervenor-defendants have filed an appeal to the U.S. Fourth Circuit Court of Appeals and the court has set a briefing schedule. The effect on permitting activities of certain AEP subsidiaries under
Section 404 cannot be predicted but could be significant.

Item 6.  Exhibits and Reports on Form 8-K.

        (a)    Exhibits:

         OPCo

               Exhibit 3(d) - Certificate of Amendment to Amended Articles of Incorporation of OPCo, dated June 3, 2002.

               Exhibit 3(e) - Composite copy of the Amended Articles of Incorporation of OPCo (amended as of June 3, 2002).

        AEP, APCo, CPL, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo and WTU

               Exhibit 12 - Computation of Consolidated Ratio of Earnings to Fixed Charges.

        AEP, AEGCo, APCo, CPL, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo and WTU

               Exhibit 99.1 - Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

               Exhibit 99.2 - Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

        (b)    Reports on Form 8-K:

        Company Reporting  Date of Report   Item Reported

        AEP                June 5, 2002     Item 5. Other Events and Regulation
                                            FD Disclosure



                                            Item 7. Financial Statements and
                                            Exhibits

        APCo               June 13, 2002    Item 5. Other Events and Regulation
                                            FD Disclosure



                                            Item 7. Financial Statements and
                                            Exhibits


        AEP                June 18, 2002    Item 5. Other Events and Regulation
                                            FD Disclosure

        SWEPCo             June 20, 2002    Item 5. Other Events and Regulation
                                            FD Disclosure



                                            Item 7. Financial Statements and
                                            Exhibits


        KPCo               June 25, 2002    Item 5. Other Events and Regulation
                                            FD Disclosure



                                            Item 7. Financial Statements and
                                            Exhibits


        AEGCo, CPL, CSPCo, I&M, OPCo, PSO, and WTU

        No reports on Form 8-K were filed during the quarter ended June 30, 2002.

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


Date: August 13, 2002